Form 10-Q
period 2017-11-30
Lola One Acquisition Corp
filed 2018-01-12
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55804

LOLA ONE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-1433756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324A Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 989-2208

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	1,000,000
(Class)	Outstanding at January 11, 2018

LOLA ONE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

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

Unless otherwise stated or the context otherwise requires, the terms “Lola One Acquisition Corporation,” “we,” “us,” “our,” and the “Company” refer collectively to Lola One Acquisition Corporation.

 i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOLA ONE ACQUISITION CORPORATION

November 30, 2017

LOLA ONE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2017	2017
	(Unaudited)

ASSETS

Current assets
Cash	$5,012	$10,110
Prepaid expenses	-	4,000
Total current assets	5,012	14,110
Total assets	$5,012	$14,110

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$3,572	$56
Note payable - stockholder	16,625	16,625
Total current liabilities	20,197	16,681
Total liabilities	20,197	16,681

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	24,900	24,900
Accumulated deficit	(40,185)	(27,571)
Total stockholders' deficit	(15,185)	(2,571)
Total liabilities and stockholders' deficit	$5,012	$14,110

See accompanying notes to the condensed financial statements

LOLA ONE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	November 30,	November 30,
	2017	2017

Revenue	$-	$-

General and administrative expenses	4,404	12,097

Loss from operations	(4,404)	(12,097)

Other expense
Interest expense	259	517

Net loss	$(4,663)	$(12,614)

Loss per common shares - basic and dilutive	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and dilutive	1,000,000	1,000,000

See accompanying notes to the condensed financial statements

LOLA ONE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended
November 30,
2017
Cash flows from operating activities:
Net loss	$(12,614)

Adjustments to reconcile net loss to net cash (used in) operating activties:
Decrease in prepaid expenses	4,000
Increase in accounts payable and accrued expenses	3,516
Net cash (used in) operating activities	(5,098)

Net decrease in cash	(5,098)

Cash, beginning of period	10,110

Cash, end of period	$5,012

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Registration Statement on Form 10-12G filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2017. The balance sheet as of May 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of November 30, 2017 and May 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3 – Income Taxes

As of November 30, 2017, the Company has net operating loss carryforwards of approximately $40,000, to reduce future federal and state taxable income through 2037, which results in a deferred tax asset of approximately $14,000 against which a full valuation allowance has been recorded.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

Six Months Ended
November 30, 2017
Current Expense:	$-
Federal	-
Deferred tax benefit
Federal	(5,000)
Valuation allowance	5,000
Total	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

Six Months Ended
November 30, 2017
Statutory federal income taxes	34%
Valuation allowance	-34%
Income tax rate, net	0%

Note 4 – Common Stock

As of November 30, 2017, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and 1,000,000 shares of common stock issued and outstanding.

On April 17, 2017, the Company issued 1,000,000 shares of common stock for $25,000 to the founders of the Company.

Note 5 – Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company, of which none are issued.

Note 6 – Commitments and Related Party Transactions

Office Space

As of November 30, 2017, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

Note Payable - Stockholder

On June 5, 2017, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Although there is no obligation to advance funds to the Company under the terms of the note, it is anticipated that the stockholder may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum.

As of November 30, 2017, the amount due was $17,197 including accrued interest of $572, which is reported as a component of accounts payable and accrued expenses on the accompanying condensed balance sheet.

During January 2018, the Company received additional advances totaling approximately $10,000 under the terms of the Note.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $40,000 and has negative working capital of approximately $15,000 as of November 30, 2017. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing promissory note.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, the Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of November 30, 2017, the Company had $5,012 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of November 30, 2017, the Company had total assets equal to $5,012 comprised exclusively of cash.  This compares with total assets of $14,110, comprised of cash and prepaid expenses, as of May 31, 2017.  The Company’s current liabilities as of November 30, 2017 totaled $20,197, comprised of accounts payable, accrued expenses and amounts due to related parties.  This compares to the Company’s total current liabilities of $16,681, comprised of accounts payable, accrued expenses and amounts due to related parties, as of May 31, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating activities for the six months ended November 30, 2017:

Six Months Ended November 30, 2017
Net Cash Provided by (Used In) Operating Activities	$(5,098)
Net Decrease in Cash	$(5,098)

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

Issuance of Promissory Note to a Shareholder and Director

On June 5, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable , and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of November 30, 2017, the amount due under the note was $17,197 including accrued interest of $572. During January 2018 and as of the date of this Form 10-Q, the Company received additional advances totaling approximately $10,000 under the terms of the note. The funds have been used to cover expenses incurred by the Company. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 6, 2017 (Inception), through November 30, 2017.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended November 30, 2017, the Company had a net loss of $4,663 and $12,614, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 12, 2018	LOLA ONE ACQUISITION CORPORATION

	By:	/s/ Ian Jacobs
Ian Jacobs President, Secretary, Chief Executive Officer, and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

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