Form 10-Q
period 2018-02-28
Lola One Acquisition Corp
filed 2018-03-29
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	3,066,667
(Class)	Outstanding at March 28, 2018

LOLA ONE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

i

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

Note Regarding Forward Stock Split

The Company effected a forward split of its outstanding common stock, par value $0.0001, at a ratio of 3.066668-for-1, effective as of March 27, 2018 (the “Forward Split”). We have reflected the Forward Split herein.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOLA ONE ACQUISITION CORPORATION

February 28, 2018

LOLA ONE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets
Cash	$3,206	$10,110
Prepaid expenses	-	4,000
Total current assets	3,206	14,110
Total assets	$3,206	$14,110

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,512	$56
Note payable - stockholder	26,610	16,625
Total current liabilities	28,122	16,681
Total liabilities	28,122	16,681

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, 0 shares issued and outstanding
Common stock, $.0001 par value, authorized 50,000,000 shares, 3,066,667 shares issued and outstanding	307	307
Additional paid-in capital	24,693	24,693
Accumulated deficit	(49,916)	(27,571)
Total stockholders’ deficit	(24,916)	(2,571)
Total liabilities and stockholders’ deficit	$3,206	$14,110

See accompanying notes to the condensed financial statements

LOLA ONE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
	2018	2018

Revenue	$-	$-

General and administrative expenses	9,219	21,316

Loss from operations	(9,219)	(21,316)

Other expense
Interest expense	512	1,029

Net loss	$(9,731)	$(22,345)

Loss per common shares - basic and dilutive	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and dilutive	3,066,667	3,066,667

See accompanying notes to the condensed financial statements

LOLA ONE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the period April 6, 2017 (inception)

through February 28, 2018 (unaudited)

	Preferred Stock		Common Stock		Additional
	Par Value $.0001		Par Value $.0001		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, April 6, 2017	-	$-	-	$-	$-	$-	$-

Sale of common shares	-	-	1,000,000	100	24,900	-	25,000

Net loss	-	-	-	-	-	(27,571)	(27,571)

Balance, May 31, 2017	-	-	1,000,000	100	24,900	(27,571)	(2,571)

Adjustment for stock split	-	-	2,066,667	207	(207)	-	-

Balance, May 31, 2017 (restated)	-	-	3,066,667	307	24,693	(27,571)	(2,571)

Net loss	-	-	-	-	-	(22,345)	(22,345)

Balance, February 28, 2018 (unaudited)	-	$-	3,066,667	$307	$24,693	$(49,916)	$(24,916)

See accompanying notes to the condensed financial statements

LOLA ONE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
February 28,
2018
Cash flows from operating activities:
Net loss	$(22,345)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in prepaid expenses	4,000
Increase in accounts payable and accrued expenses	1,456
Net cash (used in) operating activities	(16,889)

Cash flows from financing activities
Proceeds from note payable - stockholder	9,985
Net cash provided by financing activities	9,985

Net decrease in cash	(6,904)

Cash, beginning of period	10,110

Cash, end of period	$3,206

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Registration Statement on Form 10-12G filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2017. The balance sheet as of May 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of February 28, 2018 and May 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU No. 2014-10 effective at inception on April 6, 2017.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Note 3 – Income Taxes

As of February 28, 2018, the Company has net operating loss carryforwards of approximately $50,000 to reduce future federal and state taxable income through 2037, which results in a deferred tax asset of approximately $10,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the nine months ended February 28, 2018:

Nine Months Ended February 28,
2018
Income tax expense (benefit) at statutory federal rate
Federal	$-
State	-
Total current	-
Deferred:
Federal	(4,000)
State	-
Valuation allowance	4,000
Total deferred	-
Provision (benefit) for income taxes	$-

As of February 28, 2018, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset

The differences between our effective income tax rate and the U.S. federal income tax rate for the nine months ended February 28, 2018 are:

Nine Months Ended February 28,
2018
Expected income tax provision at the federal statutory rate	21.0%
Valuation allowance	-21.0%
Effective tax rate	0%

Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company’s net operating loss carryforwards could be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent stockholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such stockholders at any time during the testing period.

As of February 28, 2018, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

 On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at February 28, 2018, which were fully offset by a valuation allowance.  The Company has evaluated the other changes resulting from the Tax Act and does not expect them to have a material impact on the tax provision.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of February 28, 2018, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and 3,066,667 shares, as adjusted for the stock split, of common stock issued and outstanding.

On April 17, 2017, the Company issued 3,066,667 shares, as adjusted for the stock split, of common stock for $25,000 to the founders of the Company. See Note 8.

Note 5 – Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company, of which none are issued.

Note 6 – Commitments and Related Party Transactions

Office Space

As of February 28, 2017, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of February 28, 2018, the amount due was $27,695 including accrued interest of $1,085, which is reported as a component of accounts payable and accrued expenses on the accompanying condensed balance sheet.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $50,000 and has negative working capital of approximately $25,000 as of February 28, 2018. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing promissory note.

Note 8 – Subsequent Events

Effective March 27th, 2018, the Company made certain amendments to its Certificate of Incorporation to include a stock split.

The 50,000,000 common shares authorized and the 5,000,000 preferred shares authorized has not changed, however, the existing 1,000,000 common shares issued to the founders of the Company on April 17, 2017, were converted into 3,066,667 common shares.

The accompanying condensed financial statements have been adjusted for all periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except where indicated, all share and per share data in this section, as well as the financial statements, reflect the 3.066668-for-1 forward stock split of the Company’s common stock effected on March 27, 2018.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of February 28, 2018, the Company had $3,206 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

As of the date of this Form 10-Q, our management has had discussions with Amesite Inc., a Delaware corporation (“Amesite”), regarding a merger, whereby we will create a wholly-owned subsidiary and then merge such subsidiary with and into Amesite, with Amesite continuing as the surviving entity; however, at this time we are not a party to any binding agreements with respect to such a business combination and there are no assurances that we will be able to complete a business combination.

Liquidity and Capital Resources

As of February 28, 2018, the Company had total assets equal to $3,206 comprised exclusively of cash.  This compares with total assets of $14,110, comprised of cash and prepaid expenses, as of May 31, 2017.  The Company’s current liabilities as of February 28, 2018 totaled $28,122, comprised of accounts payable, accrued expenses and amounts due to related parties.  This compares to the Company’s total current liabilities of $16,681, comprised of accounts payable, accrued expenses and amounts due to related parties, as of May 31, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating activities for the nine months ended February 28, 2018:

Nine Months Ended February 28, 2018
Net Cash Provided by (Used In) Operating Activities	$(16,889)
Net Decrease in Cash	$(6,904)

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

Issuance of Promissory Note to a Shareholder and Director

On June 5, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable , and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of February 28, 2018, the amount due under the note was $27,695 including accrued interest of $1,085. The funds have been used to cover expenses incurred by the Company. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 6, 2017 (Inception), through February 28, 2018.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended February 28, 2018, the Company had a net loss of $9,731 and $22,345, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5. Other Information.

Amendments to Certificate of Incorporation; Forward Stock Split

On March 27, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 3.066668-for-1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share.

Pursuant to the Amendment, effective as of March 27, 2018 (the “Effective Date”), each share of the Company’s issued and outstanding common stock was converted into 3.066668 shares of common stock, without any change in the par value per share. No fractional shares of common stock have been issued in connection with the Forward Split. Whenever any fractional shares of Common Stock would otherwise be required to be issued or distributed, the actual issuance or distribution shall reflect a rounding of such fraction to the nearest whole share of common stock (rounded down). The Company has reflected the effect of the Forward Split on the number of shares of common stock held by each stockholder as of the Effective Date in its books and records.

The foregoing description of the Amendment is a summary of the material terms thereof, does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is incorporated herein by reference. A copy of the Amendment is attached hereto as Exhibit 3.2.

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

Date: March 29, 2018	LOLA ONE ACQUISITION CORPORATION

	By:	/s/ Ian Jacobs
Ian Jacobs President, Secretary, Chief Executive Officer, and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on June 27, 2017).

3.2*	Certificate of Amendment (Forward Split).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on June 27, 2017).

4.1	Promissory Note issued by the Company to Mark Tompkins, dated June 5, 2017 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on June 27, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.