Form 10-KT
period 2018-06-30
Amesite Inc.
filed 2018-08-17
CIK 1707258

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ____________

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2018 to June 30, 2018

Commission file number: 000-55804

AMESITE INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1433756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 East Washington Street, Suite B Ann Arbor, Michigan	48104
(Address of principal executive offices)	(Zip Code)

(650) 516-7633

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

No market value for common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter has been computed due to the fact that all of the registrant’s common stock were held by affiliates as of that date.

On August 16, 2018, there were 12,750,307 common stock of the registrant, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission, or the SEC, in connection with the registrant’s 2018 Annual Meeting of Stockholders are hereby incorporated by reference into this report.

AMESITE INC.

FORM 10-K TRANSITION REPORT

i

Special Note Regarding Forward-Looking Statements

This Transition Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of our Business,” contains express or implied forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Transition Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our planned online machine learning platform’s ability to improve first-year products and enable universities to offer timely, popular courses in their own physical facilities, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges and universities, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our expectations relating to the use of proceeds from the Private Placement (as defined herein), and our needs for additional financing;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our learning platform;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or Jobs Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Transition Report.

Any forward-looking statement in this Transition Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Transition Report and the documents that we reference herein and have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Transition Report also contains estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ii

PART I

All references to “Amesite OpCo” in this Transition Report refer to Amesite Inc., a privately held Delaware corporation, which changed its name to “Amesite Operating Company”. Unless otherwise stated or the context otherwise requires, references to “Amesite,” the “Company,” “we,” “our,” “us,” or similar terms refer to Amesite Inc. and our wholly-owned subsidiary, Amesite Operating Company. Amesite Operating Company holds all material assets and conducts all business activities and operations of the Company.

Item 1. Business.

History of our Company

We were originally incorporated in the State of Delaware on April 6, 2017 under the name “Lola One Acquisition Corporation.” On April 27, 2018, pursuant to an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, among Lola One Acquisition Corporation, or Lola One, Lola One Acquisition Sub, Inc., and Amesite Operating Company (then known as “Amesite Inc.”), or Amesite OpCo, Lola One Acquisition Sub, Inc. merged with and into Amesite OpCo, with Amesite OpCo remaining as the surviving entity and a wholly-owned operating subsidiary of our company. Following the Merger, Amesite OpCo changed its name to “Amesite Operating Company” and we adopted Amesite OpCo’s former company name, “Amesite Inc.,” as our company name, and changed our fiscal year end from May 31 to June 30. In this Transition Report, we sometimes refer to the merger described in the immediately preceding sentence as the Merger.

Prior to the Merger, Lola One was a “shell” company registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with no specific business plan or purpose. As a result of the Merger, we acquired the operations of Amesite OpCo and continued the existing operations of Amesite OpCo as a company subject to the Exchange Act periodic reporting requirements under the name Amesite Inc. The Merger was treated as a reverse recapitalization for our company for financial reporting purposes. Amesite OpCo is considered the acquirer for accounting purposes, and our historical financial statements before the Merger have been replaced with the historical financial statements of Amesite OpCo before the Merger in our subsequent filings with the SEC.

Amesite OpCo, which was originally incorporated in the State of Delaware on November 14, 2017, is a development stage artificial intelligence software company targeting the college course market. Amesite OpCo is creating a cloud-based platform for college and university courses to be delivered to learners online and in hybrid online / on campus formats.

Our corporate headquarters is located at 205 East Washington Street, Suite B, Ann Arbor, Michigan 48104, and our telephone number is (650) 516-7633. We maintain a website at www.amesite.com. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Transition Report, and should not be relied upon.

Certain Significant Transactions

The Merger

As previously mentioned, on April 27, 2018, Lola One, Lola One Acquisition Sub, Inc., and Amesite OpCo entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, on April 27, 2018, Lola One Acquisition Sub, Inc. merged with and into Amesite OpCo, which was the surviving corporation and thus became our wholly-owned subsidiary. At the effective time of the Merger, or the Effective Time, all of the issued and outstanding shares of Amesite OpCo’s Class B common stock were converted into shares of our common stock. As a result, an aggregate of 5,833,333 shares of our common stock were issued to the holders of Amesite OpCo’s capital stock after adjustments due to rounding for fractional shares. In addition, pursuant to the Merger Agreement, equity awards to purchase 650,000 shares of Amesite OpCo’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into options to purchase 947,917 shares of our common stock. Additionally, 233,334 restricted stock awards of Amesite OpCo’s common stock issued and outstanding immediately prior to the closing of the Merger, were assumed and converted into 340,278 restricted share awards of the Company.

The Merger was treated as a reverse recapitalization of our company for financial reporting purposes. Amesite OpCo is considered the acquirer for accounting purposes, and our historical financial statements before the Merger have been replaced with the historical financial statements of Amesite OpCo before the Merger in our subsequent filings with the SEC. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The issuance of shares of our common stock, and options to purchase our common stock, to holders of Amesite OpCo’s capital stock and options in connection with the Merger was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC.

The Private Placement

Following the Effective Time, we sold an aggregate of 2,921,145 shares of our common stock pursuant to closings of a private placement, or the Private Placement, for up to 4,666,667 shares of our common stock on April 27, 2018 and June 8, 2018, at the sale price of $1.50 per share. The aggregate gross proceeds from the Private Placement were approximately $4.4 million (before deducting placement agent fees and expenses of such closings, which are estimated at approximately $800,000).

In connection with the Private Placement, we agreed to (i) pay Laidlaw and Company (UK) Ltd., a U.S. registered broker-dealer, or the Placement Agent, a cash commission of 10% of the gross proceeds raised from investors in the Private Placement introduced by them, and (ii) issue to the Placement Agent, warrants to purchase that number of shares of common stock equal to 10% of the number of shares of common stock sold to investors in the Private Placement introduced by them, with a term of five years from the closing date of the Private Placement, and an exercise price of $1.50 per share, or the Placement Agent Warrants. As a result of the foregoing, we paid the Placement Agent an aggregate commission of approximately $438,000 and issued it Placement Agent Warrants to purchase up to an aggregate of 292,114 shares of our common stock in connection with the Private Placement.

The Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC.

The Insider Investment

Concurrent with the closing of the Private Placement, Amesite OpCo investors purchased 895,829 shares of our common stock at a price of $1.20 per share for aggregate gross proceeds of approximately $1.07 million. We refer to the aforementioned purchase in this Transition Report as the Insider Investment. The shares purchased as part of the Insider Investment by certain insiders are subject to lock-up agreements with us for a term of twenty-four (24) months from the date of closing.

Description of Our Business

Overview

We have not launched a marketable product and we have not generated any revenue since inception. We cannot assure you that we will ever develop a marketable product or generate revenues.

We are a development stage artificial intelligence software company targeting the college course market. We are creating a cloud-based platform for college and university courses to be delivered to learners online and in hybrid online / on campus formats. We plan to use machine learning to provide a novel, mass customized experience to learners. Our intended customers are universities and colleges, and we are passionate about improving the learner experience and learner outcomes in college courses, and improving colleges’ ability to create and deliver both.

Our Strategy

We will work closely with our customers to deliver college courses, and share the revenue that our customers receive from learners. We will convert customer content onto our proprietary platform, and use the proprietary data we collect on learner behavior and responses with their consent, to deliver to learners engaging, effective college courses. We aim to reduce college operating costs, and improve learner experience and performance. Customers will generate content, admit and enroll learners, approve of assessments, grading and engagement techniques, and deliver grades and credits to learners. Courses will be branded according to customer norms, and will be marketed collaboratively, as customer products.

Our Proprietary Technology

Large, lecture-based college courses offer the opportunity to collect substantial datasets impractical for instructors to collect, but highly relevant to individuals’ learning experience and outcomes. College instructors are unable to customize delivery of information based on learners’ habits, given their present inability to collect and analyze learners’ data. We plan to implement machine learning algorithms to enable mass customized learning in higher education, freeing instructors from routine analysis and enabling delivery of information only possible with specific data on behaviors and preferences of individual learners. Much as artificial intelligence algorithms presently recognize, and respond to natural language on commercial platforms, predict behaviors and deliver suggestions, our algorithms will assist learners in accessing, utilizing and remaining engaged with course material.

Learner data will be collected with learner permission, and information about learner behavior, study preferences and preference for types of material delivered as part of college courses, will be used to improve learning outcomes and learner experiences. We will validate algorithms using both offline and online testing.

By correlating learner behaviors with specific outcomes as identified by qualified instructors, we will train our algorithms specifically for important college course outcomes, enabling it to be a useful tool for instructors. We believe that the combinations of information that will be collected through our educational products, and outcomes measured using our online learning products will be unique, and constantly improved.

We will never sell or distribute our learner data to third parties without the explicit permission of learners. We will not deliver unwanted content or advertising to learners or to customer personnel. Our proprietary technology is developed solely for purposes of improving learner experiences and outcomes, and improving the ability of college and university instructors and other staff to deliver outstanding educational products.

We are committed to protecting the data we collect. Towards this end, we plan to utilize blockchain technology in our online platform. The blockchain is an electronic ledger created by a decentralized, distributed computing network that is highly resistant to modification of data. As such, the technology has been used to create cryptocurrencies, with the intention of creating durable, tradeable and stateless assets. While frequently associated with cryptocurrencies, the blockchain technology has other applications, including being used to encode and then enable readout of data for business purposes. The blockchain is presently considered to be among the more secure methods to encode data, and thus offers a means to store important data which can be publicly read out, without modification of the data set. We intend to utilize the blockchain as a bookkeeping device to store information about learner credentials. Presently, most universities and colleges in the United States individually manage applications, enrollment, and graduation or the issuance of non-degree credentials, such as certificates. Transcripts and other records from institutions are issued to students or former students, or sent directly to other institutions, workplaces, employment agencies, or the government. We believe that a blockchained database for higher education could deliver efficiencies to both learners and institutions. We will face certain risks and challenges in implementing the blockchain, including, but not limited to:

●	the risk of inability to encode data properly;

●	the risk that institutions will be reluctant or unwilling to embrace the technology and recognize encoded data;

●	the risk that the encoding of data in the blockchain will prove unwieldy and therefore less preferred than traditional methods;

●	uncertainty in determining how fast an innovative technology will be accepted by the target market, if at all; and

●	the risk that the development of blockchain technology could be stifled or otherwise adversely impacted by regulatory uncertainty .

Our Research and Development Programs

We will use advanced technologies to create effective and accessible higher learning environments. We seek to improve the college experience by targeting the earliest, foundational, core courses that are required in order for learners to achieve college degrees. These courses form the building blocks for higher education learning and professional contribution. Our research and development programs will expand continuously based on learner preferences, outcomes and the desires of our customer colleges and universities. Some of these will include:

●	Improvements in learner engagement with cloud-based platforms. We will continuously gather data on how learners engage with us and other online platforms, and conduct research and development to create and incorporate useful tools for learning on our platform.

●	Improvements in instructor experience using our platform. We will continuously develop tools designed to improve the ability of our customers to deliver timely and relevant content, deliver assessments which are fair, correctly represent educational objectives and give repeatable outcomes when employed on our platform.

●	Algorithms for optimizing learning products for those pursuing college degrees. We will conduct research to improve the efficiency and robustness of our algorithms, employing mixed models to deliver validated tools. We will use our algorithms to deliver solutions for seeking courses, determining their transferability, and determining their applicability toward degrees.

●	Qualification of information for use by learners at the college level. We plan to provide both our customers and our learners with the constantly improving ability to find and integrate qualified information into products on our platform, and maximize learner ability to utilize qualified information, contextualized by structured college courses designed to offer learners the most carefully curated, most relevant, timely and engaging materials in every discipline in which we offer products.

From inception through June 30, 2018, we have spent a total of $56,000 on research and development.

Our Intellectual Property

Our intellectual property rights may include patent applications, trade secrets, trademark rights, and contractual agreements. Our patent applications are directed to our proprietary technology, including an artificial intelligence platform for learning, and will seek patent protection for our designs, development, and related alternatives by filing and prosecuting patent applications in the U.S. and other countries as appropriate.

We currently have five pending U.S. patent applications, including one to cover the artificial intelligence platform, and others related to security, power consumption, blockchain, and other technologies, including methods and systems. Any patent issued from these applications are expected to expire in 2038, not including any applicable patent term adjustment or extension.

We intend to also seek trade secret protection for our source codes, methodologies, algorithms, and techniques directed to other aspects of our artificial intelligence learning platform. We have filed an intent-to-use trademark for AMESITETM with the United States Patent and Trademark Office. We have also secured domain names, including amesite.com, amesite.co, amesite.net, and others.

We ensure that we own intellectual property created for us by signing agreements with employees, independent contractors, consultants, companies, and any other third party that creates intellectual property for us or that assign any intellectual property rights to us. Portions of our platform may rely upon third-party licensed intellectual property.

We have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements with employees, independent contractors, consultants and entities with which we conduct business.

Competition

The on-line and software industries for higher education are characterized by rapid evolution of technologies, fierce competition, government regulation, and strong defense of intellectual property. The overall market for technology solutions that enable higher education providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of learners and educators and frequent introductions of new methods of delivering education online. While we believe that our platform, programs, technology, knowledge, experience, and resources provide us with competitive advantages, we face competition from major on-line companies, academic institutions, governmental agencies, and public and private research institutions, among others.

Any course offering that we successfully develop and commercialize will compete with current course offerings. Key product features that would affect our ability to effectively compete with other course offerings include efficiency, security and convenience, and availability. Our competitors fall primarily into the following groups:

●	Traditional course offerings in physical facilities; and

●	On-line course offerings from traditional colleges, universities, or other institutes of higher education.

Many of the companies, colleges, or universities against which we may compete have significantly greater financial resources and expertise in education, software design and development, and have already obtained approvals and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified engineers, scientists, and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.

We expect that the competitive landscape will continue to expand as the market for online programs at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:

●	brand awareness and reputation;

●	ability of online programs to deliver desired student outcomes;

●	robustness and evolution of technology offering;

●	breadth and depth of service offering;

●	ability to invest in launching and operating programs;

●	expertise in program marketing, student acquisition and student retention;

●	quality of user experience;

●	ease of deployment and use of solutions;

●	level of customization, configurability, integration, security, scalability and reliability of solutions; and

●	quality of customer base and track record of performance.

Our ability to remain competitive will depend, to a great extent, upon our ability to consistently deliver high-quality technology solutions for our learners, meet customer needs for content delivery at reasonable cost, and engage, support and retain learners who achieve high-quality outcomes.

Government Regulation and Product Approval

The higher education industry is heavily regulated. Institutions of higher education that award degrees and certificates to signify the successful completion of an academic program are subject to regulation from three primary entities, namely, the U.S. Department of Education, or DOE, accrediting agencies, and state licensing authorities. Each of these entities promulgates and enforces its own laws, regulations and standards, which we refer to collectively as education laws.

We contract with higher education institutions that are subject to education laws. In addition, we are required to comply with certain education laws as a result of our role as a service provider to institutions of higher education, either directly or indirectly through our contractual arrangements with customers. Our failure, or that of our customers, to comply with education laws could adversely impact our operations. As a result, we work closely with our customers to maintain compliance with education laws.

We will abide, as required, by the education laws, including incentive compensation rule, misrepresentation rule, accreditation rules and standards, among all state and federal regulations. We also closely monitor state law developments and we will work closely with our customers to assist them with obtaining any required approvals.

Our activities on behalf of our customers are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the Federal Trade Commission, as well as federal and state data protection and privacy requirements.

Sales and Marketing

We plan to implement a sales and marketing program prior to the launch of our platform. As the platform progresses through development, design, and testing, we intend to gather information regarding our on-line courses and use such information for marketing and sales of courses through our platform.

We also intend to simultaneously develop a branding strategy to introduce and support our platform. The strategy may include our presence at colleges, universities, and other educational institutions on a national, state, and regional basis to engage and educate users of our products, as well as engaging in a variety of other direct marketing methods.

We also intend to develop a small direct sales force together with a distribution network that has existing relationships with colleges, universities, and other educational institutions.

We have signed a contract with a first customer, and believe that we will be able to deliver our first product on time by the end of fiscal year ending June 30, 2019.

Employees

As of August 16, 2018, we had a total of eight employees, all of whom are full-time employees, and six consultants. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Board of Advisors

We have established a Board of Advisors to provide access to expertise and advice on topics and developments related to the growth and expansion of the Company. Information regarding the current members of our Board of Advisors is set forth below.

Dennis Bernard, Chairman of the Board of Advisors

Mr. Bernard is the founder and President of Bernard Financial Group and Bernard Financial Servicing Group, or BFG. BFG is the largest commercial mortgage banking firm in Michigan, financing, on average, over $1.0 billion annually. Mr. Bernard has been involved with over 1,200 commercial real estate financial transactions totaling over $18.6 billion. Mr. Bernard specializes in both debt and equity placement with commercial lenders and institutional joint venture participants.

Gilbert S. Omenn, MD, Ph.D., Member

Dr. Omenn is the Harold T. Shapiro Distinguished University Professor at the University of Michigan. He also currently chairs the global Human Proteome Project and serves on the boards of the Center for Public Integrity, the Hastings Center for Bioethics, the Weizmann Institute of Science in Israel, and biotech companies Esperion, Galectin, and Oncopia Therapeutics. Dr. Omenn previously served on the board of directors of Amgen, Inc. for 27 years and Rohm & Haas Company for 22 years. He was a member of the Council of the National Academy of Medicine, or NAM, from 2015 to 2017, and a member of the Scientific Management Review Board for the National Institutes of Health from 2012 to 2014. Prior to that, Dr. Omenn was the Executive Vice President for Medical Affairs and Chief Executive Officer, or CEO, of the University of Michigan Health System from 1997 to 2002. From 1977 to 1981, Dr. Omenn was Associate Director of the White House Office of Science & Technology Policy and Associate Director of the Office of Management and Budget. Prior to that, Dr. Omenn was a White House Fellow at the Atomic Energy Commission from 1973 to 1974.

Dr. Omenn was the President of the American Association for the Advancement of Science, or AAAS, in 2006 and a member of the advisory board for the AAAS Project 2061 on Science for all Americans from 1986 to 1996. He was elected to NAM in 1978 and the American Academy of Arts & Sciences in 2001. Dr. Omenn received the David Rogers Award from the Association of American Medical Colleges for contributions to health and healthcare in 2013.

Elliot Soloway, Ph.D., Member

Dr. Soloway is the Arthur F. Thurnau Professor of Engineering at the University of Michigan. He is an expert in Artificial Intelligence, or AI, particularly related to learning and teaching. For the past 17 years, Dr. Soloway and his colleagues at the Center for Highly-Interactive Computing in Education, or HI-CE, a collaboration between University of Michigan and University of North Texas, have been pioneers in developing educational technologies and curriculum to support science education in grades K-12. HI-CE has helped teachers and students realize an unprecedented 15% gain in student achievement on standardized tests.

Patricia Mooradian, Member

Ms. Patricia E. Mooradian has been the President and Chief Operating Officer of The Henry Ford, a premier American history attraction and national historic landmark, since November 2005, and also serves as its Secretary. Since joining the institution in 2000, Ms. Mooradian has developed a ten-year strategic plan focusing on increased attendance, new visitor experiences and amenities, new educational products and benchmark hospitality. In addition, she introduced new tourism and sales initiatives and spearheaded The Henry Ford’s brand development, positioning the institution as a multi-venue, multi-day destination. She introduced The Benson Ford Research Center to the institution’s campus in 2002 and led the unprecedented restoration of Greenfield Village in 2003 and the opening of the Ford Rouge Factory Tour in 2004. In addition, she executed the planning and development of Henry Ford Museum’s Flexible Gallery and the permanent exhibits, Buckminster Fuller’s Dymaxion House: A New Way of Living, Heroes of the Sky and With Liberty and Justice For All. Through her leadership efforts, the institution has been recognized with several national awards including two THEA (Themed Entertainment Association) Awards in 2004 for Outstanding Achievement in the Extreme Makeover category, Greenfield Village and Outstanding Achievement in the Visitor Center category, Ford Rouge Factory Tour; an AIA (American Institute of Architects) Award of Honor for Sustainable Design, Ford Rouge Factory Tour and a Dibner Award for Excellence in Museum Exhibits, Heroes of the Sky exhibit in Henry Ford Museum. Prior to joining The Henry Ford, Ms. Mooradian was Regional Director of Marketing for The Taubman Company, focusing on the strategic positioning for more than a dozen shopping destinations across the United States in major markets including New York City, Denver, Chicago, Washington D.C. and Detroit. Ms. Mooradian has been Vice Chairman of the board of directors at Detroit Metro Convention & Visitors Bureau since January 2008. She also previously served as a member of the board of directors of Crestmark Bank and had been a member of the board of directors of Crestmark Bancorp, Inc. since October 2012. Ms. Mooradian currently serves on the board of directors of Henry Ford Health System Detroit Campus, Arab Community Center for Economic and Social Services, The Henry Ford Learning Institute, and Michigan Museums Association. Ms. Mooradian is a member of the advisory councils of the U.S. Cultural & Heritage Tourism Summit Advisory Committee, University of Michigan-Dearborn Citizens Advisory Council, and the Detroit Regional Chamber’s Leadership Policy Conference Committee, and also serves as a Trustee at The Henry Ford.

Item 1A. Risk Factors.

Any investment in our Company involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Transition Report when making an investment decision related to the Company. We are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, financial condition, and results of operations. The risks described below are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

We have no operating history in online programs and may fail to gain initial customers.

We were incorporated in November 2017, and have no operating history in offering online courses. Historically, we have had no assets other than cash. If our assumptions about market needs are incorrect, we may fail to launch courses and gain initial customers. Even if we launch courses in a timely manner, our assumptions regarding recovery of upfront costs and growth of revenue may differ substantially from reality, in which case we will fail to achieve our revenue goals.

We have not developed a marketable product and we have not generated any revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have not developed a marketable product and we have not generated any revenue since inception. There can be no assurance that we will ever develop a marketable product or generate any revenue. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Should we successfully develop our platform, we will expend significant capital in launching our first courses. We will also incur substantial accounting, legal and other overhead costs as a public company. If our courses are unsuccessful, result in insufficient revenue or result in the Company not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new customers.

There is substantial doubt about our ability to continue as a going concern.

We are in the early stages of developing our platform and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. As of December 31, 2017 and June 30, 2018, we had net losses of $31,465 and $490,102, respectively. From November 14, 2017 (being the date of incorporation) through June 30, 2018, we have incurred net losses of $521,567. We have concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Our long-term future growth and success is dependent upon our ability to raise additional capital and implement our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

Our business model relies on adequate revenue sharing with colleges and universities, for online delivery of their courses. If we fail to attract customers, or to negotiate agreements with them that provide us with sustainable revenue, it will impair our ability to operate and grow our business.

We may not be able to convince colleges and universities that our methods will produce better outcomes than their current approaches to residential and online courses, in a cost-effective manner. We may also not be able to convince them to dedicate significant resources to moving courses onto our platform, and gain their trust in operating them collaboratively. If our courses are not better, or only modestly better than the incumbent versions, we will be unable to grow and gain more customers, which may materially harm our business.

We will be relying on our customers, which are colleges and universities, to drive enrollment and revenue.

Factors within and outside of our control will affect enrollments and include the following:

●	Negative perceptions about online courses. Students may reject the opportunity to take courses online, when residential courses are offered as an option, due to negative perceptions of online education.

●	Ineffective marketing efforts. We will rely on our own and our customers’ marketing efforts to drive enrollment of our online courses. If we or our customers fail to successfully execute our marketing strategies, we will suffer reduced revenue.

●	Damage to customer reputation. Our customers’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to gain customers with strong, stable reputations and rankings, we will fail to secure courses that have stable enrollments.

●	Lack of subscription to our courses. We do not control the courses required for a degree by our customers, and if the courses we offer do not build to a degree, enrollments could suffer.

●	Reduced enrollment in higher education due to lack of funding. Significant reductions in student funding, through grants or loans, would reduce enrollments in courses on our platform and could adversely affect our business model.

●	General economic conditions. Any contraction in the economy could reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors. Any of these could substantially reduce enrollment in courses offered on our platform.

We will face intense competition, which may cause pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

We will compete with other online education services companies, and colleges and universities themselves. We expect competition in our markets to intensify, as new competitors enter the online education market, existing competitors merge or form alliances, and new technologies emerge. Our competitors may introduce new solutions and technologies that are superior to our platform. Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Increased competition could also result in pricing pressures, declining average selling prices for our service model, decreased gross margins and loss of market share. We will need to make substantial investments to develop these enhancements and technologies to our platform, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to adapt and compete effectively, our market share and financial condition could be materially and adversely affected, and our business, revenue, and results of operations could be harmed.

We are dependent on the services of certain key management personnel, employees, advisors and consultants.  If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively.

We depend on the services of a number of key management personnel, employees, advisors and consultants and our future performance will largely depend on the talents and efforts of such individuals. We do not currently maintain “key person” life insurance on any of our employees, including members of our management team, and the loss of one or more of such key individuals, or failure to find a suitable successor, could hamper our efforts to successfully operate our business and achieve our business objectives. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired entity, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

We have risk factors within and outside of our control that may inhibit our ability to deliver products on our platform.

Our customers will rely on us to deliver a stable platform, with correct measures of performance in a manner that instructors, lecturers, graduate student assistants and professors can easily use. Even if we are successful in delivering a stable platform, our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

●	our ability to compete effectively;

●	our ability to continue to attract users to our platform;

●	our ability to attract new customers to our platform;

●	our ability to attract colleges and universities to our platform;

●	the mix in our net revenues generated from customers and colleges and universities;

●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

●	our focus on long term goals over short-term results;

●	the results of our investments in risky projects;

●	general economic conditions and those economic conditions specific to our online courses;

●	our ability to keep our platform operational at a reasonable cost and without service interruptions;

●	the success of our geographical and product expansion;

●	our ability to attract, motivate and retain top-quality employees;

●	foreign, federal, state or local government regulation that could impede our ability to operate our platform;

●	our ability to upgrade and develop our systems, infrastructure and products;

●	new technologies or services that block our platform and user adoption of these technologies;

●	the costs and results of litigation that we may face;

●	our ability to protect our intellectual property rights;

●	our ability to forecast revenue;

●	our ability to manage fraud and other activities that violate our terms of services;

●	our ability to successfully integrate and manage our colleges and universities; and

●	geopolitical events such as war, threat of war, or terrorist actions.

We have risks related to our financial condition.

We have a history of losses, will need substantial additional funding to continue our operations and may not achieve or sustain profitability in the future.

Our operations have consumed substantial amounts of cash since inception. From incorporation through June 30, 2018, we have incurred a net loss of $521,567. We do not expect more than nominal revenues until at least some point during the fiscal year ending June 30, 2020. If our expectations prove incorrect, our business, operating results and financial condition will be materially and adversely affected. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our platform, invest in marketing, sales and distribution of our platform to grow our business, acquire customers, and commercialize our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these increased expenses. In addition, we expect to incur significant expenses related to regulatory requirements, and our ability to obtain, protect, and defend our intellectual property rights.

We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we may need to obtain substantial additional funding in order to continue our operations. We cannot assure you that such additional funding will be available on favorable terms, or at all.

If our security measures or those of our future business partners are breached or fail and result in unauthorized disclosure of data, we could lose customers and/or fail to attract new customers. Such breach or failure could also harm our reputation and expose us to protracted and costly lawsuits.

Our platform and computer systems store and transmit proprietary and confidential information, that is subject to stringent legal and regulatory obligations. Due to the nature of our product, we face an increasing number of threats to our platform and computer systems including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Our cybersecurity measures or those of our future business partners may be unable to anticipate, detect or prevent all attempts to compromise our systems or that of our future business partners. Our internal computer systems and those of our future business partners are or may also be vulnerable to telecommunication and electrical failures, the occurrence of which could result in material disruptions of our services. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new customers, cause existing customers to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Such issues could also cause a delay in the further development of our new technology for on-line education. Any reputational damage resulting from breach of our systems or disruption of our services could create distrust of our company by prospective customers. We do not currently have cyber risk insurance. In the event that we obtain one, such insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

We may have risks related to regulatory requirements.

On-line education is subject to ongoing regulatory obligations and review. Maintaining compliance with these requirements may result in significant additional expense to us and any failure to maintain such compliance could cause our business to suffer.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and other costs. These enforcement actions could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees.

We may have risks related to managing any growth we may experience.

We may engage in future acquisitions that could disrupt our business, cause dilution to our existing stockholders and harm our financial condition and operating results. While there are currently no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities. In connection with these acquisitions or investments, we may:

●	issue shares of our common stock or other forms of equity that would dilute our existing stockholders’ percentage of ownership;

●	incur debt and assume liabilities; and/or

●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

If we do complete an acquisition, we cannot assure you that such acquisition will ultimately strengthen our competitive position or that such acquisition will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our expected operations, including:

●	problems integrating the purchased business, products or technologies;

●	challenges in achieving strategic objectives, cost savings and other anticipated benefits;

●	increases to our expenses;

●	the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

●	inability to maintain relationships with prospective key customers, vendors and other business partners of the acquired businesses;

●	diversion of management’s attention from their day-to-day responsibilities;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	entrance into marketplaces where we have limited or no prior experience and where competitors have stronger marketplace positions;

●	that historical financial information may not be representative or indicative of results as a combined entity; and

●	that our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss and other events beyond our control, the occurrence of which could materially harm our business.

We are an “emerging growth company” and are thus, subject to reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies.” Our investors could receive less information than they might expect to receive from more mature public companies.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act, which allows us to delay the adoption of certain new or revised accounting standards. As a result of such election, our financial statements may not be comparable to public companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Additionally, in the event that we are able to successfully list our common stock on a national securities exchange or any other exchange, or have our common stock quoted on an over-the-counter trading system in the future, we cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to emerging growth companies and/or smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the share price of our common stock may be more volatile.

We could remain an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of any completed second fiscal quarter before that time or if we have total annual gross revenue of approximately $1.1 billion or more during any fiscal year before that time, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time. Even after we no longer qualify as an emerging growth company, we may still remain a “smaller reporting company” which would allow us to take advantage of scaled disclosure requirements for smaller reporting companies, including certain of the exemptions available to emerging growth companies.

There is currently no market for our common stock and we cannot assure you that any market will ever develop. Our common stock may not be eligible for listing or quotation on any securities exchange.

Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any securities exchange, automated quotation system or any over-the-counter market. We do not currently meet the initial quantitative listing standards of any national securities exchange or over-the-counter trading system. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. We have arranged for a registered broker-dealer to apply to have our common stock quoted on the OTCQB or another over-the-counter system. However, we cannot provide assurance that we will be successful in having our common stock quoted on an over-the-counter market or listed on a national securities exchange. Even if our common stock is quoted for sale on an over-the-counter quotation system, buyers may be insufficient in number to allow for a robust market. Investors may also find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. The highly illiquid nature of our common stock may make it more difficult for us to raise additional capital.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and each of our stockholders who, as of August 16, 2018, owned greater than 5% of our outstanding common stock beneficially own approximately 68.69% of our common stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our common stock due to potential investors’ perception that conflicts of interest may exist or arise.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Certain provisions of our certificate of incorporation and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in stockholders’ interest.

Our certificate of incorporation and the Delaware General Corporation Law contain certain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibits the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes and our certificate of incorporation have the effect of making it more difficult to effect a change in control of our Company.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters are located in Ann Arbor, Michigan, where we lease approximately 3500 square feet of office space. The lease term for our office and laboratory space in Ann Arbor, Michigan commenced in November 2017 with an expiration date of May 5, 2019.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common stock.

Holders

As of August 16, 2018, we had approximately 76 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Transition Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Transition Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Transition Report. You should review the disclosure under the heading “Risk Factors” in this Transition Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Operating Overview

We were incorporated in November 2017. Amesite OpCo, which was originally incorporated in the State of Delaware on November 14, 2017, is a development stage artificial intelligence software company targeting the college course market. Amesite OpCo is creating a cloud-based platform for college and university courses to be delivered to learners online and in hybrid online / on campus formats.

On April 27, 2018, our wholly-owned subsidiary, Lola One Acquisition Sub, Inc., merged with and into Amesite OpCo, with Amesite OpCo remaining as the surviving entity and becoming our wholly-owned subsidiary. Prior to the Merger, we were a “shell” company registered under the Exchange Act, with no specific business plan or purpose. As a result of the Merger, we acquired the operations of Amesite OpCo and continued the existing operations of Amesite OpCo as a company subject to the Exchange Act.

Following the Merger, Amesite OpCo changed its name to “Amesite Operating Company” and we adopted Amesite OpCo’s former company name, “Amesite Inc.”, as our company name, and changed our fiscal year end from May 31 to June 30. The Merger was treated as a reverse recapitalization for our Company for financial reporting purposes. Amesite OpCo is considered the acquirer for accounting purposes, and our historical financial statements before the Merger have been replaced with the historical financial statements of Amesite OpCo before the Merger in our filings with the SEC.

As the result of the Merger and the change in our business and operations, a discussion of the past financial results of Lola One is not pertinent, and under applicable accounting principles the historical financial results of Amesite OpCo, the accounting acquirer, prior to the Merger are considered the historical financial results of our Company.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the period from November 14, 2018, being the date of incorporation of Amesite OpCo, to June 30, 2018, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Transition Report, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and in consideration of SEC requirements.

Our fiscal year ends June 30. As a result of the change in fiscal year end previously described, the financial statements presented in this Transition Report cover the six months ended June 30, 2018 and the period from November 14, 2017 (being the date of incorporation of Amesite OpCo) to December 31, 2017.

Critical Accounting Policies and Significant Judgments and Estimates

The audited financial statements contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates.

Overview of Discussion and Analysis

Since Amesite OpCo was formed on November 14, 2017, there is no comparative period for purposes of analysis. Accordingly, the discussion below covers the period from November 14, 2017 (date of incorporation) to June 30, 2018.

Results of operations

We have not generated any revenues since inception. Our operating expenses for the period from November 14, 2017 (date of incorporation) to June 30, 2018 were $521,567.

Plan of Operation

Our current plan of operation includes two initial launches of courses in fiscal year ending June 30, 2019 with our first customer, and possible launches with a second customer. Our current timeline for achieving such objective is as follows:

Period	Tasks	Costs	Source(s) of Funding

Quarter ending September 30, 2019	Completion of a platform site built by internal staff, relying on third party, open-source software tools coupled with internally built tools and functionalities. In parallel, we will work with a contract firm to construct a full-stack solution for larger launches.	We anticipate spending approximately $1,050,000. Costs will primarily consist of internal salaries and contractor salaries.	Funds raised from the Private Placement and the Insider Investment (each as defined herein).

Quarter ending December 31, 2019

Completion and testing of a full-stack platform solution built principally by our contract firm, and continued testing and use of our internal platform. We plan to launch our first product either during this quarter or the succeeding quarter on either our internally or externally built platform.

		We anticipate spending approximately $1,050,000. Costs will primarily consist of internal salaries and contractor salaries.	Funds raised from the Private Placement and the Insider Investment.

Quarter ending March 31, 2019	Launch of products on our full-stack platform solution, with continued piloting and testing of both platforms in parallel for new and/or potential customers.

We anticipate spending approximately $1,350,000.

Costs required to book sales and produce products will primarily consist of internal salaries and contractor salaries, as well as cloud storage and third party software licenses.

Partly from funds remaining from the Private Placement and the Insider Investment, and partly from the proceeds of a contemplated equity offering before calendar year 2019 (the “Contemplated Offering”).

Quarter ending June 30, 2019	Launch of larger-scale products on our full-stack platform solution, with continued piloting and testing of both platforms in parallel for new and/or potential customers.	We anticipate spending approximately $1,350,000. Costs will primarily consist of internal salaries and contractor salaries, as well as cloud storage third party software licenses.	Proceeds from the Contemplated Offering.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $521,567 for the period from November 14, 2017 (date of incorporation) to June 30, 2018. We incurred a net loss of $490,102 for the period from January 1, 2018 to June 30, 2018.

During the period from November 14, 2018 (date of incorporation) to June 30, 2018, we raised net proceeds of $4,809,545.75 from the Private Placement and Insider Investment. As at June 30, 2018, our cash balance totaled $4,274,116.

We believe that our cash balance should be sufficient to satisfy our anticipated operating and investing needs through the next 12 months. See “Funding Requirements” below for additional information on our future capital needs.

Cash Flows

The following table shows a summary of our cash flows for the period ended June 30, 2018.

Period from November 14, 2017 (date of incorporation) to June 30, 2018

Net cash used in operating activities	$(150,575)
Net cash used in investing activities	(196,318)
Net cash provided by financing activities	4,621,009

Net Increase in cash	$4,274,116
Cash – Beginning of period	$-
Cash – End of period	$4,274,116

Funding requirements

We expect that our primary uses of capital will be the development of our artificial intelligence software, course offerings and for general and working capital. We believe our cash balance will be sufficient to meet our anticipated cash requirements for the next 12 months. However, we may require additional capital for the further development of our products. Until such time, if ever, we generate product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our operations and necessitate the reevaluation of our future operating plans.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements are difficult to forecast and will depend on many factors, including:

●	the timing of our costs incurred in connection with the launch of new programs and the delay in receiving revenue from these new programs, which delay may last for several years;

●	seasonal variation driven by the schedules for our customers’ programs, which may vary from year to year;

●	changes in the student enrollment and retention levels in our customers’ programs from one term to the next;

●	changes in our customers’ tuition rates;

●	the timing and amount of our program marketing and sales expenses;

●	changes in the prospects of the economy generally, which could alter current or prospective customers’ or students’ spending priorities, or could increase the time it takes us to launch new customer programs; and

●	Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of our common stock to decline substantially.

Due to the “early stage” nature of our business, we expect to incur losses in the short-term. Our continuation as a going concern is dependent on our ability to establish ourselves as a profitable business. To date, our cash flow requirements have been met by debt and equity financings. We will need to raise additional capital in order to meet our obligations and execute our business plan. There is no assurance that additional equity or debt financing will be available when needed or that our management will be able to obtain such financing on terms acceptable to us or that we will become profitable and generate positive cash flow in the future. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce overhead or scale back our business plan until sufficient capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Please see the section entitled “Risk Factors” in this Transition Report for additional risks associated with our substantial capital requirements and our ability to continue as a going concern.

Contractual obligations

The following table provides a listing of our significant contractual obligations as of June 30, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$37,333	$37,333	$-	-	$

Total	$37,333	$37,333	$-	-	$

(1)	Future minimum lease payments under operating lease for our current office space in Ann Arbor, Michigan that expires May 5, 2019. We have no long-term debt obligations, capital lease obligations or purchase obligations.

We enter into agreements in the normal course of business with contractors and vendors, and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 days prior written notice.

Off-Balance Sheet Arrangements

As at June 30, 2018, we did not have, and we do not currently have, any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Amesite Inc.

205 East Washington Street

Unit B

Ann Arbor, MI 48104

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amesite Inc. (the "Company") as of June 30, 2018, and December 31, 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows, for the periods from January 1, 2018 through June 30, 2018, and November 14, 2017 (date of incorporation) through December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and December 31, 2017, and the results of its operations and its cash flows for the period from January 1, 2018 through June 30, 2018, and November 14, 2017 (date of incorporation) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses since inception, is still in the early stages of developing its service platform, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP

Detroit, MI

August 17, 2018

We have served as the Company's auditor since 2017.

Amesite, Inc.

Consolidated Financial Report

June 30, 2018

Amesite, Inc.

Amesite, Inc.

Consolidated Balance Sheets

	June 30, 2018 and December 31, 2017
	2018	2017
Assets
Current Assets
Cash	$4,274,116	$-
Other receivable	5,000	-
Prepaid expenses and other current assets	53,609	-
Property and Equipment - Net (Note 4)	95,706	12,655
Capitalized Software Costs	99,000	-
Security Deposit (Note 9)	5,000	5,000
Total assets	$4,532,431	$17,655
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,264	$-
Advances from stockholder (Note 8)	1,065	28,728
Accrued and other current liabilities: (Note 8)
Accrued compensation	47,674	-
Accrued subcontractor fees	16,915	13,500
Accrued professional fees	172,340	2,500
Other accrued liabilities	9,994	3,992
Total liabilities	253,252	48,720
Stockholders’ Equity:
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,750,307 and 5,833,333 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (Note 5)	1,275	583
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 or December 31, 2017 (Note 5)	-	-
Additional paid-in capital	4,799,471	(183)
Accumulated deficit	(521,567)	(31,465)
Total stockholders’ equity	4,279,179	(31,065)
Total liabilities and stockholders’ equity	$4,532,431	$17,655

See notes to consolidated financial statements.

Amesite, Inc.

Consolidated Statements of Operations

Six Months Ended June 30, 2018 and Period from November 14, 2017 (date of incorporation) through December 31, 2017

	2018	2017
Operating Expenses
General and administrative expenses	$35,096	$6,564
Subcontract development services	39,362	16,990
Travel expenses	3,155	1,938
Office rent	26,609	5,973
Professional fees	316,516	-
Payroll and related expenses	69,364	-
Total operating expenses	490,102	31,465
Net Loss	$(490,102)	$(31,465)

Earnings per Share

Basic earnings per share	$(.06)	$(.01)

Weighted average shares outstanding	8,094,756	5,833,333

See notes to consolidated financial statements.

Amesite, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - November 14, 2017	$-	$-	$-	$-
Net loss	-	-	(31,465)	(31,465)
Common stock issued	583	(183)	-	400
Balance - December 31, 2017	583	(183)	(31,465)	(31,065)
Net loss	-	-	(490,102)	(490,102)
Recapitalization	310	(33,452)	-	(33,142)
Common stock issued in connection with offerings - Net of issuance costs of $764,036	382	4,652,304	-	4,652,686
Stock option compensation expense	-	180,802	-	180,802
Balance - June 30, 2018	$1,275	$4,799,471	$(521,567)	$4,279,179

See notes to consolidated financial statements.

Amesite, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and Period from November 14, 2017 (date of incorporation) through December 31, 2017

	2018	2017
Cash Flows from Operating Activities
Net loss	$(490,102)	$(31,465)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,367	245
Stock option expense	180,802	-
Changes in operating assets and liabilities which (used) provided cash:
Prepaid expenses and other assets	(58,609)	(5,000)
Accounts payable	5,264	-
Accrued and other liabilities	226,931	19,992
Net cash used in operating activities	(134,347)	(16,228)
Cash Flows from Investing Activities
Purchase of property and equipment	(84,418)	(12,900)
Investment in capitalized software	(99,000)	-
Net cash used in investing activities	(183,418)	(12,900)
Cash Flows from Financing Activities
Repayment of note to Lola One stockholder	(33,142)	-
Net (repayments to) advances from stockholder	(27,663)	28,728
Issuance of common stock - net of offering costs	4,652,686	400
Net cash provided by financing activities	4,591,881	29,128
Net Increase in Cash	4,274,116	-
Cash - Beginning of year	-	-
Cash - End of year	$4,274,116	$-
Significant Noncash Transactions
Assumption of Lola One liabilities concurrent with merger - as part of the merger, Lola One note payable of $33,452 was assumed and recorded in additional paid-in-capital, net of common stock issued	$33,142	$-

See notes to consolidated financial statements.

Amesite, Inc.

 Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

Note 1 - Nature of Business

Amesite, Inc. (the “Company”) was formed in 2017 and is a development stage artificial intelligence software company targeting the college course market.

On April 27, 2018, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger”), Lola One Acquisition Sub, Inc. merged with and into Amesite Operating Company, with Amesite Operating Company remaining as the surviving entity and a wholly-owned operating subsidiary of Lola One Acquisition Company (“Lola One”). Following the Merger, Lola One changed its name to “Amesite, Inc.” and changed its fiscal year end to June 30.

Through June 30, 2018, the Company had yet to generate revenue from its services and products. The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Merger was accounted for as a reverse recapitalization, with Amesite Operating Company considered the acquirer for accounting purposes. The consolidated financial statements of the Company reflect the historical operations of Amesite Operating Company before the Merger.

The Company’s fiscal year ends June 30. As a result of the change in fiscal year end disclosed in Note 1, the financial statements presented cover the six months ended June 30, 2018 and the period from November 14, 2017, (inception of Amesite Operating Company) to December 31, 2017.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Amesite, Inc. and its wholly owned subsidiary, Amesite Operating Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value.

Fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Amesite, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

Note 2 - Significant Accounting Policies (Continued)

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques.

In instances whereby inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Cash

Cash consists of cash on deposit with a bank. The total amount of bank deposits (checking and savings accounts) that was insured by the FDIC at year end was $250,000.

Property and Equipment

Property and equipment are recorded at cost. The straight-line method is used for computing depreciation. Assets are depreciated over their estimated useful lives (primarily three to seven years). Costs of maintenance and repairs are charged to expense when incurred.

Depreciable Life - Years

Leasehold improvements	Shorter of estimated lease term or 10 years
Furniture and fixtures	7 years
Computer equipment and software	5 years

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. There was no amortization expense of capitalized software costs during the periods ended June 30, 2018 or December 31, 2017 as the software was not yet completed.

Income Taxes

A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

Risks and Uncertainties

The Company intends to operate in an industry subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, and other risks associated with an early stage company, including the potential risk of business failure.

Amesite, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

Note 2 - Significant Accounting Policies (Continued)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company has incurred losses since inception, is still in the early stages of developing its service platform, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time. These factors raise substantial doubt about the our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense of approximately $39,000 and $17,000 were charged to expense during the periods ended June 30, 2018 and December 31, 2017, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the period ended June 30, 2018, the Company had 1,288,195 and 292,114 potentially dilutive shares of common stock related to common stock options and common stock warrants, respectively, as determined using the if-converted method and no potentially dilutive securities for the period ended December 31, 2017. For the periods ending June 30, 2018 and December 31, 2017, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Stock-Based Payments

ASC Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

The Company accounts for stock options and restricted stock issued to non-employees in accordance with the Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company remeasures these outstanding options to fair value at each reporting period. The measurement date for all restricted stock to compensate non-employees for consulting services may not be reached until the contractual end of the contract in September 2019. Accordingly, the Company has estimated the fair value of those services performed through June 30, 2018, and recorded an expense in the consolidated statements of operations.

Upcoming Accounting Pronouncements

In May 2014, the FSB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company’s year ending June 30, 2020. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company is still determining which method it will apply and whether it will adopt the standard prior to the effective date. The standard is not expected to have a significant impact on the consolidated financial statements.

Amesite, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

Note 2 - Significant Accounting Policies (Continued)

The FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective for the Company’s year ending June 30, 2021 and will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The new lease standard is expected to have a significant effect on the Company’s financial statements as a result of the Company’s operating leases, as disclosed in Note 9, that will be reported on the balance sheet at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to-use asset based on the present value of the minimum lease payments. The effects on the results of operations are not expected to be significant as recognition and measurement of expenses and cash flows for leases will be substantially the same under the new standard.

Note 3 - Reverse Recapitalization

Prior to the Merger, Lola One was a “shell” company registered under the Securities Exchange Act of 1934, as amended, with no specific business plan or purpose. Accordingly, the Merger is accounted for as a reverse recapitalization, with Amesite Operating Company considered the acquirer for accounting purposes.

As part of the Merger described in Note 1, the Company issued an aggregate of 5,833,333 shares of common stock in exchange for 100 percent of the outstanding and issued shares of Amesite Operating Company common stock. In addition, awards of stock options to purchase 650,000 shares of Amesite Operating Company’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into options, with equivalent terms, to purchase 947,917 shares of common stock of the Company.

The reverse recapitalization presented in the Statement of Stockholders’ Equity reflects the net result of the shares exchanged at fair value and the 3,100,000 shares of common stock of the Company issued and outstanding prior to the Merger. A note payable Lola One had outstanding prior to the Merger, which was repaid during the period ended June 30, 2018, was recorded in additional paid-in capital. No other consideration was provided to Lola One as part of the reverse recapitalization.

Note 4 - Property and Equipment

Property and equipment are summarized as follows:

	June 30, 2018	December 31, 2017

Leasehold improvements	$47,129	$-
Furniture and fixtures	27,488	11,057
Computer equipment and software	22,701	1,843
Total cost	97,318	12,900
Accumulated depreciation	1,612	245
Net property and equipment	$95,706	$12,655

Depreciation expense for periods ended June 30, 2018 and December 31, 2017 was $1,367 and $245, respectively.

Amesite, Inc.

 Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

Note 5 - Capital Stock

The Company issued an aggregate of 2,921,145 shares of common stock pursuant to closings of a private placement on April 27, 2018 and also on June 8, 2018, at the sale price of $1.50 per share. The aggregate gross proceeds were approximately $4.4 million.

In connection with the private placement, the Company agreed to compensate the U.S. registered broker-dealer (the “Placement Agent” with (i) a cash commission of 10 percent of the gross proceeds raised from investors in the private placement introduced by them, and (ii) warrants to purchase that number of shares of common stock equal to 10 percent of the number of shares of common stock sold to investors in the private placement introduced by them. Accordingly, the $438,172 cash commission paid and warrants with a fair value of $203,615 issued to the Placement Agent to purchase up to an aggregate of 292,114 shares of common stock in the Company are included in issuance costs in the Statement of Stockholders’ Equity.

Concurrent with the closing of the private placement, former shareholders of Amesite Operating Company purchased 895,829 shares of common stock of the Company at a price of $1.20 per share for aggregate gross proceeds of approximately $1 million.

The capital structure of the Company includes 50,000,000 authorized shares of common stock with a par value of $0.0001 per share and 5,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

As of June 30, 2018, there were 12,750,307 and 0 shares of common stock and preferred stock, respectively, issued and outstanding.

As of December 31, 2017, there were 5,833,333 and 0 shares of common stock and preferred stock, respectively, issued and outstanding. See Note 3 for additional information.

Note 6 - Warrants

On April 27, 2018 and June 8, 2018, the Company issued 212,665 and 79,449 common stock warrants, respectively, to the Placement Agent related to fundraisings. The warrants have a term of five years from the closing date of the private placements and an exercise price of $1.50 per share. The Company measures the warrants using the Black-Scholes Model (“BSM”) to estimate their fair value.

The warrants are classified in stockholders’ equity of the Company.

The fair value of the warrants issued during the year was $203,615 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 44.50%; (ii) risk-free interest rate of 2.86%; and (iii) expected life of warrants of 6 years.

The weighted-average exercise price of all warrants outstanding as of June 30, 2018 was $1.50 per share.

Amesite, Inc.

 Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

Note 7 - Stock-Based Compensation

The Company’s 2018 Equity Incentive Plan was adopted as part of the Merger (the “2018 Plan”), which replaced the 2017 Equity Incentive Plan (“2017 Plan”) that existed prior to the Merger. There were no outstanding option grants as of December 31, 2017 under the 2017 Plan and no expense recognized during the period ended December 31, 2017. During 2018, the Company granted options and restricted stock units under the 2017 Plan, all of which converted to options and restricted stock units under the 2018 Plan in the Merger. The terms of the 2018 Plan are equivalent to those of the 2017 Plan.

The 2018 Plan permits the grant of stock options, stock appreciation rights, restricted stock, or restricted stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The Company believes that such awards better align the interests of its employees, directors, and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over two years from the grant date and generally have ten-year contractual terms. Certain option awards provide for accelerated vesting (as defined in the 2018 Plan).

During the six months ended June 30, 2018, no awards were granted under the 2018 Plan. 2,529,000 shares of common stock will be available for awards granted under the 2018 Plan, inclusive of 947,917 shares subject to options originally granted to non-employees under the 2017 Equity Incentive Plan (“2017 Plan”), converted to options under the 2018 plan in the Merger.

The Company estimates the fair value of each option award using a BSM that uses the weighted-average assumptions included in the table below. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise within the valuation model, or estimates the expected option exercise when historical data is unavailable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

A summary of option activity for the six months ended June 30, 2018 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Shares

Outstanding at December 31, 2017	-	$-		-
Granted	947,917	1.50	10.0	947,917
Outstanding at June 30, 2018	947,917	1.50		947,917

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018 was $0.70. The options contained time-based vesting conditions satisfied over a period of two years from the grant date.

As of June 30, 2018, there was approximately $582,000 of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of 1.75 years.

The Company recognized $180,802 in expense related to the 2018 Plan for the period ended June 30, 2018, composed of $102,084 for consulting services to be settled in restricted shares and $78,718 related to nonqualified stock options granted to non-employees.

On July 13, 2018, the Company issued 340,278 shares of restricted common stock under the 2018 Plan to non-employees in exchange for consulting services provided to the Company. As of June 30, 2018, there was approximately $306,000 of total unrecognized compensation cost related to unrendered services. That cost is expected to be recognized over the remaining contractual period of approximately 1.25 years.

Note 8 - Related Party Transactions

The following is a description of transactions between the Company and related parties:

Advances from stockholder

As of June 30, 2018 and December 31, 2017, the Company had outstanding advances from a stockholder totaling $1,065 and $28,728, respectively. Advances from a stockholder of $210,564 and $28,728 to fund certain costs were received during the period ended June 30, 2018 and December 31, 2017, respectively. The Company repaid most of these advances during the period ended June 30, 2018.

Amesite, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

Note 9 - Operating Lease

The Company is obligated under an operating lease primarily for its offices. The lease requires the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $3,733. A refundable security deposit of $5,000 was also required as part of the lease. The lease expires in May, 2019 and has a one year renewal option. Total rent expense under the lease was $26,609 and $5,973 for the periods ended June 30, 2018 and December 31, 2017, respectively. The future minimum annual commitments under this operating lease are $37,333 through June 30, 2019.

Note 10 - Income Taxes

The Company has incorporated as a taxable corporation for tax purposes. The Company files income tax returns in the U.S. federal and State of Michigan jurisdictions. For the six months ended June 30, 2018 and period from inception through December 31, 2017, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, a full valuation allowance has been recognized against any tax expense, provision or deferred tax benefits.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	2018	2017

Income tax expense (recovery), computed at 34 percent of pretax income (loss)	$(102,921)	$(10,698)
Effect of nondeductible expenses	191	56
Changes to statutory tax rates	4,069	-
Change in valuation allowance	98,662	10,642
Total provision for income taxes	$1	$-

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes as a result of adjustments to the valuation allowance, expenses that are not deductible for tax purposes and the reduction in the federal income tax rate from 34 percent to 21 percent.

The details of the net deferred tax asset (liability) are as follows:

	2018	2017

Deferred tax assets:
Depreciation	$339	$83
Start-up and organizational costs	68,077	4,782
Stock compensation expense	16,530	-
Net operating loss carryforward	24,358	5,777
Gross deferred tax assets	109,304	10,642
Valuation allowance recognized for deferred tax assets	(109,304)	(10,642)
Net deferred tax assets	$-	$-

Deferred tax assets result primarily from various start-up operating costs that will be deductible when the Company is deemed to have begun trade or business, as well as net operating losses. The Company has approximately $116,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of its limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

The Company does not have any material unrecognized tax benefits as of June 30, 2018 or December 31, 2017. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later based upon ongoing analyses of tax laws, regulations, and interpretations thereof as well as other factors.

If applicable, the Company would classify any potential interest and penalties related to possible future liabilities for unrecognized income tax benefits as part of income taxes in the accompanying consolidated financial statements. No interest or penalties were recorded during the periods ended June 30, 2018 or December 31, 2017.

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law effective December 31, 2017. The reduction of the corporate tax rates decreased the valuation of net deferred tax assets by approximately $4,000 at December 31, 2017.

Amesite, Inc.

 Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

Note 11 - Subsequent Events

On July 13, 2018, the Company issued 340,278 restricted shares of common stock in exchange for consulting services provided during the period ended June 30, 2018, and for future services unrendered. The expense of the restricted share grant will be expensed ratably over the term of the consulting contract. The restricted shares are subject to various provisions that prevent the stockholders from selling, transferring or pledging the shares until the earlier of twelve months after the Company’s common stock is quoted and traded on a public exchange or October 1, 2019.

On July 23, 2018, the Company issued 70,000 stock options to purchase common stock to employees with an exercise price of $1.50, vesting over a period of four years from the commencement date. The Company also issued 109,000 stock options to purchase common stock to a consultant, with an exercise price of $1.50, vesting over a period of four years from the commencement date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including providing reasonable assurance that material information is gathered and reported to senior management, including our CEO and Controller, as appropriate, to permit timely decisions regarding required disclosure. Management, including our CEO and Controller, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as at June 30, 2018. Based on this evaluation, our CEO and Controller have concluded that our disclosure controls and procedures were effective as at June 30, 2018.

Internal Control over Financial Reporting

This Transition Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Transition Report does not include an attestation report of our registered public accounting firm. As an emerging growth company, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and Controller, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in our definitive 2018 proxy statement, or the 2018 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year ended June 30, 2018 and is hereby incorporated by reference thereto.

We have adopted a code of ethics that applies to all directors, officers, and employees of the Company, including our CEO and Controller. A copy of our code of ethics has been filed as an exhibit to this Transition Report.

Item 11. Executive Compensation

The information required by Item 11 will be contained in the 2018 Proxy Statement and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K will be contained in the 2018 Proxy Statement and is hereby incorporated by reference thereto. The disclosure required by Item 201(d) is provided below.

The following table provides information as of June 30, 2018, regarding compensation plans under which our equity securities are authorized for issuance.

	June 30, 2018
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted average exercise price or grant date fair value of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan(1)
Stock Options	947,917	1.50	-
Restricted Stock Awards	340,279	1.50	-
2018 Equity Incentive Plan(1)(2)	-	-	1,240,804
Equity compensation plans not approved by security holders:	-	-	-
Total	1,288,196	1.50	1,240,804

(1)	In connection with the Merger, we assumed 650,000 Amesite OpCo options and 233,334 Amesite OpCo restricted stock awards granted or awarded under Amesite OpCo’s 2017 Equity Incentive Plan, or the 2017 Plan, which converted into 947,917 options to purchase our common stock and 340,279 restricted share awards of the Company, respectively.

(2)	The 2018 Equity Incentive Plan, or the 2018 Plan, replaced the 2017 Plan, as part of the Merger. Pursuant to the terms of our 2018 Equity Incentive Plan, as of the first day of each calendar year beginning on or after January 1, 2021, the number of common stock available for all awards under the plan, other than incentive stock options, will automatically increase by a number equal to the least of (i) five percent of the number of common stock that are issued and outstanding as of that date, or (ii) a lesser number of common stock as determined by our compensation committee.

Equity Incentive Plans

The following summary provides more detailed information concerning the 2017 Plan and the 2018 Plan. The description of the plans below is intended to be a summary, does not purport to be complete, and is qualified in its entirety by the full text of the plans, each of which has been filed as an exhibit to this Transition Report.

2017 Plan

The 2017 Plan was adopted by the board of directors of Amesite OpCo and approved by the stockholders of Amesite OpCo on November 14, 2017 and November 15, 2017, respectively. Officers, directors, employees, consultants, agents and independent contractors of Amesite OpCo or any of Amesite OpCo’s subsidiaries were eligible to receive awards under the 2017 Plan. Award types that could be granted under the 2017 Plan consisted of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units. The 2017 Plan had a maximum pool size of 1,000,000 shares of Amesite OpCo’s common stock.  The 2017 Plan has been replaced by the 2018 Plan.

2018 Plan

Our 2018 Plan was adopted by our board of directors and approved by our stockholders on April 26, 2018. The 2018 Plan is intended to align the interests of our stockholders and the recipients of awards under the 2018 Plan, and to advance our interests by attracting and retaining directors, officers, employees and other service providers and motivating them to act in our long-term best interests. The 2018 Plan became effective on or about July 23, 2018, and will terminate on the tenth anniversary of its effective date, unless terminated earlier by our board of directors. Our compensation committee will interpret and administer the 2018 Plan, and its interpretations, construction and administration of the 2018 Plan and all of its determinations thereunder will be conclusive and binding on all persons. Our board of directors may amend or terminate the 2018 Plan as it deems advisable, subject to any requirement of stockholder approval required by law, rule or regulation.

Eligible participants under the 2018 Plan are such officers, non-employee directors, employees, consultants, agents and independent contractors of the Company or its subsidiaries, and persons expected to become any of the foregoing, as our compensation committee in its sole discretion may select from time to time.

The maximum amount of our common stock available for awards granted under the 2018 Plan shall be 2,529,000, inclusive of 1,288,195 shares of our common stock subject to options and restricted stock awards originally granted under the 2017 Plan and assumed in connection with the Merger. The number of available common stock will be reduced by the aggregate number of common stock that become subject to outstanding awards granted under the 2018 Plan. As of the first day of each calendar year beginning on or after January 1, 2021, the number of shares available for all awards under the 2018 Plan, other than incentive stock options, will automatically increase by a number equal to the least of (i) five percent of the number of shares of our common stock that are issued and outstanding as of that date, or (ii) a lesser number of shares of our common stock as determined by the compensation committee. To the extent that shares of common stock subject to an outstanding award granted under the 2018 Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of an award in cash, then those shares of common stock will again be available under the 2018 Plan. In addition, any common stock covered by an award that have been surrendered in connection with the payment of the award exercise or purchase price or in satisfaction of tax withholding obligations incident to the grant, exercise, vesting or settlement of an award will be deemed not to have been issued for purposes of determining the maximum number of common stock which may be issued pursuant to all awards under the 2018 Plan.

Non-qualified stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards may be awarded or granted under the 2018 Plan. Our compensation committee has the authority to determine the form, amount and timing of any awards, the performance goals, if any, and all other terms and conditions pertaining to any award. Subject to the terms of the 2018 Plan relating to grants to our executive officers and directors, the compensation committee may delegate some or all of its powers and authority to our CEO and President or other executive officers as the compensation committee deems appropriate.

Stock options and stock appreciation rights. The 2018 Plan provides for the grant of stock options and stock appreciation rights. Stock options may be either tax-qualified incentive stock options or non-qualified stock options. The compensation committee will determine the terms and conditions to the exercisability of each option and stock appreciation right.  Each incentive stock option will be exercisable for not more than 10 years after its date of grant, unless the optionee owns greater than 10% of the voting power of all shares of our capital stock, or a “ten percent holder”, in which case the option will be exercisable for not more than five years after its date of grant. The exercise price of an incentive stock option will not be less than the fair market value of a share of our common stock on its date of grant, unless the optionee is a ten percent holder, in which case the option exercise price will be the price required by the Internal Revenue Code of 1986, as amended, or the Code, currently 110% of fair market value. Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of our common stock, share withholding or through a cashless exercise arrangement, as permitted by the applicable award agreement. The compensation committee, without stockholder approval, may (i) reduce the exercise price of any previously granted option or the base appreciation amount of any previously granted stock appreciation right, or (ii) cancel any previously granted option or stock appreciation right at a time when its exercise price or base appreciation amount (as applicable) exceeds the fair market value of the underlying shares, in exchange for another option, stock appreciation right or other award or for cash.

Stock awards. The 2018 Plan provides for the grant of stock awards. The compensation committee may grant a stock award as a bonus stock award, a restricted stock award or a restricted stock unit award and, in the case of a restricted stock award or restricted stock unit award, the compensation committee may determine that such award will be subject to the attainment of performance measures over an established performance period. The agreement awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit in shares of our common stock, the holder of a restricted stock unit will have no rights as our stockholder.

Unless otherwise set forth in a restricted stock award agreement, the holder of shares of restricted stock will have rights as our stockholder, including the right to vote and receive dividends with respect to the shares of restricted stock, except that distributions other than regular cash dividends and regular cash dividends with respect to shares of restricted stock subject to performance-based vesting conditions will be held by us and will be subject to the same restrictions as the restricted stock.

Performance unit awards. The 2018 Plan provides for the grant of performance unit awards. Each performance unit is a right, contingent upon the attainment of performance measures within a specified performance period, to receive a specified cash amount, shares of our common stock or a combination thereof which may be restricted stock, having a fair market value equal to such cash amount. Prior to the settlement of a performance unit award in shares of our common stock, the holder of such award will have no rights as our stockholder with respect to such shares. Performance units will be non-transferable and subject to forfeiture if the specified performance measures are not attained during the specified performance period.

Cash-based awards. The 2018 Plan also provides for the grant of cash-based awards. Each cash-based award is an award denominated in cash that may be settled in cash and/or shares of common stock, which may be subject to restrictions, as established by the compensation committee.

Performance goals. Under the 2018 Plan, the vesting or payment of performance-based awards will be subject to the satisfaction of certain performance goals. The performance goals applicable to a particular award will be determined by the compensation committee at the time of grant. The performance goals may be one or more of the following corporate-wide or subsidiary, division, operating unit or individual measures, stated in either absolute terms or relative terms.

Individual Limits. With respect to non-employee directors, the maximum grant date fair value of shares that may be granted to an individual non-employee director during any fiscal year of the Company is $150,000. In connection with a non-employee director’s commencement of service with the Company, the per person limit set forth in the previous sentence will be $150,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the 2018 Proxy Statement and is hereby incorporated by reference thereto.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in 2018 Proxy Statement and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

(1) Financial Statements - Included in Part II, Item 8. Financial Statements and Supplementary Data

(2) Financial Statement Schedules - Not applicable

(3) Exhibits - Set forth on the Exhibit Index immediately before the signatures page of this report.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		8-K	000-55804	2.1	5/2/2018
3.1	Certificate of Merger of Lola One Acquisition Sub, Inc. with and into Amesite OpCo (then known as Amesite Inc.)		8-K	000-55804	3.1	5/2/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of Lola One Acquisition Corporation		8-K	000-55804	3.2	5/2/2018
3.3	Form of the Amended and Restated Certificate of Incorporation of Amesite Inc. to be filed with the Secretary of State of Delaware		8-K	000-55804	3.3	5/2/2018
3.4	Amended and Restated Bylaws		8-K	000-55804	3.4	5/2/2018
4.1	Form of Warrant to Purchase Shares of Common Stock issued to Placement Agent.		8-K	000-55804	4.1	5/2/2018
4.2	Form of Registration Rights Agreement		8-K	000-55804	4.2	5/2/2018
4.3	Form of Pre-Funded Warrant		8-K	000-55804	4.1	4/12/2018
10.1†	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K	000-55804	10.1	5/2/2018
10.2†	2018 Equity Incentive Plan and forms of award agreements thereunder.		8-K	000-55804	10.2	5/2/2018
10.3	Form of Subscription Agreement by and between the Company and each investor in the Private Placement		8-K	000-55804	10.3	5/2/2018
10.4†	Employment Agreement dated November 14, 2017 between Amesite OpCo and Ann Marie Sastry		8-K	000-55804	10.4	5/2/2018
10.5†	Executive Employment Agreement dated April 27, 2018 between the Company and Ann Marie Sastry		8-K	000-55804	10.12	5/2/2018
10.6†	Consulting Agreement dated April 4, 2018 between Amesite OpCo and Richard Ogawa		8-K	000-55804	10.5	5/2/2018
10.7†	Consulting Agreement dated April 5, 2018 between Amesite OpCo and Bernie Chong		8-K	000-55804	10.6	5/2/2018
10.8	Commercial Lease Agreement dated November 13, 2017 in respect of 205-207 East Washington Street, 2nd Floor		8-K	000-55804	10.7	5/2/2018

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
10.9	Commercial Lease Agreement dated May 5, 2018 in respect of 205-207 East Washington Street, 3rd Floor		8-K	000-55804	99.1	5/10/2018
10.10	Amendment to Lease Agreement		8-K	000-55804	99.2	5/10/2018
10.11†	Form of Pre-Merger Indemnity Agreement		8-K	000-55804	10.8	5/2/2018
10.12	Common Stock Purchase Agreement dated April 17, 2017 between the Company and Mark Tompkins		10-12G	000-55804	10.1	6/27/2017
10.13	Common Stock Purchase Agreement dated April 17, 2017 between the Company and Ian Jacobs		10-12G	000-55804	10.2	6/27/2017
10.14	Form of Subscription Agreement for Pre-Funded Warrant.		8-K	000-55804	10.1	4/12/2018
14.1	Code of Ethics	X
21.1	Subsidiaries of Amesite Inc.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document***	X
101.SCH	XBRL Taxonomy Extension Schema***	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	X
101.LAB	XBRL Taxonomy Extension Label Linkbase***	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

***	The following financial information from Amesite Inc.’s Transition Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity (Deficit), Consolidated Statement of Cash Flows, and Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.
Registrant

Date:	August 17, 2018	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry	Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2018
Ann Marie Sastry, Ph.D.

/s/ Bernie Chong	Controller (Principal Financial Officer and Principal Accounting Officer)	August 17, 2018
Bernie Chong

/s/ J. Michael Losh	Director	August 17, 2018
J. Michael Losh

/s/ Edward H. Frank	Director	August 17, 2018
Edward H. Frank, Ph.D.

/s/ Richard T. Ogawa	Director	August 17, 2018
Richard T. Ogawa

/s/ Anthony M. Barkett	Director	August 17, 2018
Anthony M. Barkett

