Form 10-Q
period 2018-09-30
Amesite Inc.
filed 2018-11-09
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54495

AMESITE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1433756
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 East Washington Street, Ann Arbor MI Suite B	48104
(Address of Principal Executive Offices)	(Zip Code)

(650) 516-7633

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of November 6, 2018: 13,490,586

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our planned online machine learning platform’s ability to improve first-year products and enable universities to offer timely, popular courses in their own physical facilities, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges and universities, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our learning platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or Jobs Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Transition Report on Form 10-K

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Amesite, Inc.

Condensed Consolidated Financial Statements

September 30, 2018

1

Amesite, Inc.

Contents

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statement of Operations	4

Condensed Consolidated Statement of Stockholders’ Equity	5

Condensed Consolidated Statement of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7-12

Amesite, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	June 30, 2018

Assets
Current Assets
Cash	$3,597,922	$4,274,116
Other receivable	-	5,000
Prepaid expenses and other current assets	40,595	53,609
Property and Equipment – Net	107,856	95,706
Capitalized Software Costs	372,009	99,000
Security Deposit (Note 5)	5,000	5,000
Total assets	$4,123,382	$4,532,431

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$267,723	$5,264
Advances from stockholder	-	1,065
Accrued and other current liabilities:
Accrued compensation	25,388	47,674
Accrued subcontractor fees	11,523	16,915
Accrued professional fees	21,000	172,340
Other accrued liabilities	11,814	9,994
Total liabilities	337,448	253,252

Stockholders’ Equity:
Common stock, $.0001 par value; 50,000,000 shares authorized; 13,090,585 and 12,750,307 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	1,309	1,275
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 or June 30, 2018	-	-
Additional paid-in capital	4,947,678	4,799,471
Accumulated deficit	(1,163,053)	(521,567)
Total stockholders’ equity	3,785,934	4,279,179
Total liabilities and stockholders’ equity	$4,123,382	$4,532,431

See notes to condensed consolidated financial statements.

Amesite, Inc.

Condensed Consolidated Statement of Operations

Three Months Ended September 30, 2018

Three months ended September 30, 2018
Operating Expenses
General and administrative expenses	$69,116
Contract services	58,170
Travel expenses	14,147
Office rent	17,514
Professional fees	163,241
Payroll and related expenses	319,298
Total operating expenses	641,486

Net Loss	$(641,486)

Earnings per Share

Basic earnings per share	$(.05)

Weighted average shares outstanding	13,045,713

See notes to condensed consolidated financial statements.

4

Amesite, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - June 30, 2018	$1,275	$4,799,471	$(521,567)	$4,279,179
Net loss	-	-	(641,486)	(641,486)
Issuance of restricted common stock	34	(34)	-	-
Stock compensation expense	-	148,241	-	148,241
Balance - September 30, 2018	$1,309	$4,947,678	$(1,163,053)	$3,785,934

See notes to condensed consolidated financial statements.

Amesite, Inc.

Condensed Consolidated Statement of Cash Flows

Three Months Ended September 30, 2018

Three months ended September 30, 2018
Cash Flows from Operating Activities
Net loss	$(641,486)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	8,890
Stock compensation expense	148,241
Changes in operating assets and liabilities which (used) provided cash:
Prepaid expenses and other assets	18,014
Accounts payable	262,459
Accrued and other liabilities	(177,198)
Net cash used in operating activities	(381,080)

Cash Flows from Investing Activities
Purchase of property and equipment	(21,040)
Investment in capitalized software	(273,009)
Net cash used in investing activities	(294,049)

Cash Flows Used in Financing Activities - Net repayments to stockholder	(1,065)
Net Decrease in Cash	(676,194)
Cash - Beginning of period	4,274,116
Cash - End of period	$3,597,922

See notes to condensed consolidated financial statements.

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

Note 1 - Nature of Business

Amesite, Inc. (the “Company”) was formed in November 2017 and is a development stage artificial intelligence software company targeting the college course market.

Through September 30, 2018, the Company has yet to generate revenue from its services and products. The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a June 30 year end.

In the opinion of management, the financial statements of the Company as of September 30, 2018 and for the three months ended September 30, 2018 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Amesite, Inc. and its wholly owned subsidiary, Amesite Operating Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

Note 2 - Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are recorded at cost. The straight-line method is used for computing depreciation and amortization. Assets are depreciated over their estimated useful lives. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense when incurred.

Depreciable Life - Years

Leasehold improvements	Shorter of estimated lease term or 10 years
Furniture and fixtures	7 years
Computer equipment and software	5 years

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. There was no amortization expense of capitalized software costs during the period ended September 30, 2018 as the software was not yet completed.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company has incurred losses since inception, is still in the early stages of developing its service platform, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

Note 2 - Significant Accounting Policies (Continued)

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense of approximately $58,000 was charged to expense during the three months ended September 30, 2018.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three months ended September 30, 2018, the Company had 1,011,917 and 292,114 potentially dilutive shares of common stock related to common stock options and common stock warrants, as determined using the if-converted method. For the three months ended September 30, 2018, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in this period.

Stock-Based Payments

Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

The Company accounts for stock options and restricted shares of common stock issued to non-employees in accordance with the Financial Accounting Standards Board (“FASB”) ASC Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company remeasures these outstanding options to fair value at each reporting period. The measurement date for all outstanding restricted shares may not be reached until the contractual end of the contract in September 2019. Accordingly, the Company has estimated the fair value of those services performed through September 30, 2018, and recorded an expense in the consolidated statements of operations.

Upcoming Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company’s year beginning July 1, 2019. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company is still determining which method it will apply and whether it will adopt the standard prior to the effective date. The standard is not expected to have a significant impact on the condensed consolidated financial statements.

The FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective for the Company’s year beginning July 1, 2020 and will be applied using a prospective transition method to the beginning of the earliest period presented. The new lease standard is expected to have a significant effect on the Company’s financial statements as a result of the Company’s operating leases, as disclosed in Note 5, that will be reported on the balance sheet at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to-use asset based on the present value of the future minimum lease payments. The effects on the results of operations are not expected to be significant as recognition and measurement of expenses and cash flows for leases will be substantially the same under the new standard.

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

Note 3 - Warrants

On April 27, 2018 and June 8, 2018, the Company issued 212,665 and 79,449 common stock warrants, respectively, to a placement agent related to fundraisings. The warrants have a term of five years from the closing date of the private placements and an exercise price of $1.50 per share. The Company measures the warrants using the Black-Scholes Model (“BSM”) to estimate their fair value.

The warrants are classified in stockholders’ equity of the Company.

The fair value of the warrants issued during the year ended June 30, 2018 was $203,615 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 44.50%; (ii) risk-free interest rate of 2.86%; and (iii) expected life of warrants of 6 years.

The weighted-average exercise price of all warrants outstanding as of September 30, 2018 was $1.50 per share.

Note 4 - Stock-Based Compensation

The Company’s Equity Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, or restricted stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The Company believes that such awards better align the interests of its employees, directors, and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over two years from the grant date and generally have ten-year contractual terms. Certain option awards provide for accelerated vesting (as defined in the Plan).

The Company has reserved 2,529,000 shares of common stock to be available for granting under the Plan.

On July 13, 2018, the Company issued 340,278 restricted shares of common stock in exchange for consulting services provided during the period ended June 30, 2018, and for future services unrendered. The expense is expensed ratably over the term of the consulting contract and amounted to $61,250 during the three months ended September 30, 2018. The restricted shares are subject to various provisions that prevent the stockholders from selling, transferring or pledging the shares until the earlier of twelve months after the Company’s common stock is quoted and traded on public exchange or October 1, 2019.

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

Note 4 - Stock-Based Compensation (Continued)

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

A summary of option activity for the three months ended September 30, 2018 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Shares

Outstanding at July 1, 2018	947,917	$1.50	10.0	947,917
Granted	179,000	1.50	9.57	179,000
Terminated	(115,000)	1.50		(115,000)
Outstanding at September 30, 2018	1,011,917	1.50	9.51	1,011,917

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2018 was $0.70. The options contained time-based vesting conditions satisfied over a period of four years from the grant date.

The Company recognized $148,241 in expense related to the Plan for the three month period ended September 30, 2018, comprised of $61,250 for consulting services settled in restricted shares and $86,991 related to stock options.

As of September 30, 2018, there was approximately $540,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized over a weighted-average period of 1.65 years.

As of September 30, 2018, there was approximately $245,000 of total unrecognized compensation cost for non-employees related to unrendered services. That cost is expected to be recognized over the remaining contractual period of approximately 12 months.

Note 5 - Operating Lease

The Company is obligated under an operating lease primarily for its offices. The lease requires the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $3,733. A refundable security deposit of $5,000 was also required as part of the lease. The lease expires in May 2019 and has a one year renewal option. Total rent expense under the lease was $17,514 for the three months ended September 30, 2018. The future minimum annual commitments under this operating lease are $26,133 through May 2019.

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and June 30, 2018

Note 6 - Income Taxes

For the three months ended September 30, 2018 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three months ended September 30, 2018.

The Company has approximately $390,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company's limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 7 - Subsequent Events

On October 15, 2018, the Company issued 19,000 stock options to purchase common stock to employees with an exercise price of $1.50, vesting over a period of four years from the commencement date. The Company also issued 36,458 stock options to purchase common stock to a consultant, with an exercise price of $1.50, vesting over a period of three years from the commencement date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our Business

We are an early stage technology company, partnering with colleges and universities to provide better higher education courses for large and growing online markets. We are building delivery platforms that will improve student engagement & performance through the strategic use of artificial intelligence technology.

Plan of Operation

Our current plan of operation includes two initial launches of courses in the fiscal year ending June 30, 2019 with our first customer, and possible launches with a second customer. Our current timeline for achieving such objective is as follows:

Period	Tasks	Costs	Source(s) of Funding

Quarter ending December 31, 2018	Completion and testing of a full-stack platform solution built principally by our contract firm, and continued testing and use of our internal platform. We plan to launch our first product either during this quarter or the succeeding quarter on either our internally or externally built platform.	We anticipate spending approximately $1,050,000. Costs will primarily consist of internal salaries and contractor salaries.	Funds raised from the Private Placement and the Insider Investment.

Quarter ending March 31, 2019	Launch of products on our full-stack platform solution, with continued piloting and testing of both platforms in parallel for new and/or potential customers.

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

Background on Merger

We were incorporated in November 2017. Amesite OpCo, which was originally incorporated in the State of Delaware on November 14, 2017 is a development stage artificial intelligence software company targeting the college course market. Amesite OpCo is creating a cloud-based platform for college and university courses to be delivered to learners online and in hybrid online / on campus formats.

On April 27, 2018, our wholly-owned subsidiary, Lola One Acquisition Sub, Inc. merged with and into Amesite OpCo, with Amesite OpCo remaining as the surviving entity and becoming our wholly-owned subsidiary (the “Merger”). Prior to the Merger, we were a “shell” company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose. As a result of the Merger, we acquired the operations of Amesite OpCo and continued the existing operations of Amesite OpCo as a company subject to the Exchange Act.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 30, 2018, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein.

The financial statements contained herein have been prepared in accordance with GAAP and in consideration of SEC requirements. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Since Amesite OpCo was incorporated on November 17, 2017 and was not in existence as of September 30 2017, there is no comparative data included in the financial statements or available for the management discussion and analysis.

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

Results of Operations

Key First Quarter Accomplishments

●	Team development. In-house and contract teams are in place and executing the technology development plan.

●	Technology development. Completed design and launch of Gen 1, open-source, platform, and proceeding with development of Gen 2, full-stack platform solution. Five provisional patents filed.

●	Product launches. We launched our first two products on Gen 1 platform.

●	Partner development. One university partner signed and launched. Additional partners are in development.

Revenue

We have not yet generated any revenues.

Operating Costs

Operating expenses for the three months ended September 30, 2018 were $641,486, which included $148,241 in stock based compensation. Operating costs for the period primarily reflect payroll and related expenses and contract services that support the development of our technology platforms.

Capital Expenditures

During the three months ended September 30, 2018, we had capital asset additions of $294,049, which were comprised of $273,009 in capitalized technology and content development, and $21,040 of property and equipment, including primarily computer equipment, software, furniture and fixtures. The company will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $641,486 for the three months ended September 30, 2018, and we incurred a net loss of $521,567 for the period from November 14, 2017 (date of incorporation) to June 30, 2018.

During the period from November 14, 2017 (date of incorporation) to June 30, 2018, we raised net proceeds of $4,809,545.75 from private equity financing transactions. As of September 30, 2018, our cash balance totaled $3,597,922.

At present, we believe that our cash balances should be sufficient to satisfy our anticipated operating and investing needs through May, 2019. However, it is possible that we will choose to accelerate our plan of operations in order to attract and sign more customers or to support current customers, and that we will require more funds than we currently have available to meet those needs. See “Funding Requirements” below for additional information on our future capital needs.

Cash Flows

The following table shows a summary of our cash flows for the period ended September 30, 2018.

Three Months ended September 30, 2018

Net cash used in operating activities	$(381,080)
Net cash used in investing activities	(294,049)
Net cash used by financing activities	(1,065)

Net Decrease in cash	$(676,194)
Cash – Beginning of period	$4,274,116
Cash – End of period	$3,597,922

Funding requirements

We expect that our primary uses of capital will be the development of our artificial intelligence software, course offerings and for general and working capital. We believe our cash balance will be sufficient to meet our anticipated cash requirements for the 2019 fiscal year end. However, in the event we accelerate our plan of operations and we attract new customers at a faster rate than anticipated, we may not have sufficient cash for the next 9 months and we may require additional capital for the further development of our products and to meet our customers’ needs. Until such time, if ever, we generate product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our operations and necessitate the reevaluation of our future operating plans.

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

Due to the “early stage” nature of our business, we expect to incur losses in the short-term. Our continuation as a going concern is dependent on our ability to establish ourselves as a profitable business. To date, our cash flow requirements have been met by equity financings. We will need to raise additional capital in order to meet our obligations and execute our business plan. There is no assurance that additional equity financing will be available when needed or that our management will be able to obtain such financing on terms acceptable to us or that we will become profitable and generate positive cash flow in the future. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce overhead or scale back our business plan until sufficient capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Contractual obligations

The following table provides a listing of our significant contractual obligations as of September 30, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$26,133	$26,133	$-	-	$

Total	$26,133	$26,133	$-	-	$

(1)	Future minimum lease payments under operating lease for our current office space in Ann Arbor, Michigan that expires May 5, 2019. We have no long-term debt obligations, capital lease obligations or purchase obligations.

We enter into agreements in the normal course of business with contractors and vendors for services and products for operating purposes, which are cancelable at any time by us, generally upon 30 days prior written notice.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have, and we do not currently have, any off-balance sheet arrangements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

By:	/s/ Ann Marie Sastry, Ph.D
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Benjamin Williams
Benjamin Williams
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2018

