Form 10-Q
period 2018-12-31
Amesite Inc.
filed 2019-02-11
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Amesite, Inc.

Condensed Consolidated Financial Statements

December 31, 2018

Amesite, Inc.

Contents

Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)	3
Condensed Consolidated Statement of Operations (unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)	5
Condensed Consolidated Statement of Cash Flows (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7-12

Amesite, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	December 31, 2018	June 30, 2018
Assets
Current Assets
Cash and cash equivalents	$2,785,171	$4,274,116
Accounts receivable	745	-
Other receivable	-	5,000
Prepaid expenses and other current assets	57,159	53,609
Property and Equipment - Net	100,046	95,706
Capitalized Software Costs	657,644	99,000
Security Deposit (Note 5)	5,000	5,000
Total assets	$3,605,765	$4,532,431
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$118,777	$5,264
Advances from stockholder	-	1,065
Accrued and other current liabilities:
Accrued compensation	49,396	47,674
Accrued subcontractor fees	4,259	16,915
Accrued professional fees	33,253	172,340
Other accrued liabilities	18,030	9,994
Total liabilities	223,715	253,252
Stockholders’ Equity:
Common stock, $.0001 par value; 50,000,000 shares authorized; 13,090,585 and 12,750,307 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	1,309	1,275
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and June 30, 2018	-	-
Additional paid-in capital	5,101,404	4,799,471
Accumulated deficit	(1,720,663)	(521,567)
Total stockholders’ equity	3,382,050	4,279,179
Total liabilities and stockholders’ equity	$3,605,765	$4,532,431

See notes to condensed consolidated financial statements.

Amesite, Inc.

Condensed Consolidated Statement of Operations (unaudited)

	Three Months Ended December 31, 2018	November 14, 2017 (date of incorporation) through December 31, 2017	Six Months Ended December 31, 2018

Revenue	$745	$-	$745
Operating Expenses
General and administrative expenses	81,486	23,554	150,602
Contract services	36,297	-	94,467
Travel expenses	9,129	1,938	23,276
Office rent	17,515	5,973	35,029
Professional fees	126,219	-	289,460
Payroll and related expenses	296,971	-	616,269
Total operating expenses	567,617	31,465	1,209,103
Interest Income	9,262	-	9,262
Net Loss	$(557,610)	$(31,465)	$(1,199,096)

Earnings per Share
Basic earnings per share	$(.04)	$(.01)	$(.09)
Weighted average shares outstanding	13,090,585	5,833,333	13,068,272

See notes to condensed consolidated financial statements.

Amesite, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

Six Months Ended December 31, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - June 30, 2018	$1,275	$4,799,471	$(521,567)	$4,279,179
Net loss	-	-	(641,486)	(641,486)
Issuance of restricted common stock	34	(34)	-	-
Stock compensation expense	-	148,241	-	148,241
Balance – September 30, 2018	$1,309	$4,974,678	$(1,163,053)	$3,785,934
Net loss	-	-	(557,610)	(557,610)
Stock compensation expense	-	153,726	-	153,726
Balance - December 31, 2018	$1,309	$5,101,404	$(1,720,663)	$3,382,050

See notes to condensed consolidated financial statements.

Amesite, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

November 14, 2017 (date of incorporation) through December 31, 2017

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance – November 14, 2017	$-	$-	$-	$-
Net loss	-	-	(31,465)	(31,465)
Issuance – November 14, 2017	400	-	-	400
Balance – December 31, 2017	$400	$-	$(31,465)	$(31,065)

See notes to condensed consolidated financial statements.

Amesite, Inc.

Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended December 31, 2018	November 14, 2017 (date of incorporation) through December 31, 2017
Cash Flows from Operating Activities
Net loss	$(1,199,096)	$(31,465)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	44,281	245
Stock compensation expense	301,967	-
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	(745)	-
Prepaid expenses and other assets	1,450	(5,000)
Accounts payable	113,513	-
Accrued and other liabilities	(141,985)	19,992
Net cash and cash equivalents used in operating activities	(880,615)	(16,228)
Cash Flows from Investing Activities
Purchase of property and equipment	(22,572)	(12,900)
Investment in capitalized software	(584,693)	-
Net cash and cash equivalents used in investing activities	(607,265)	(12,900)
Cash Flows from Financing Activities
Net repayments to stockholder	(1,065)	28,728
Issuance of common stock - net of offering costs	-	400
Net cash and cash equivalents (used in) provided by financing activities	(1,065)	29,128
Net Decrease in Cash and Cash Equivalents	(1,488,945)	-
Cash and Cash Equivalents - Beginning of period	4,274,116	-
Cash and Cash Equivalents - End of period	$2,785,171	$-
Significant Noncash Transactions - Acquisition of capitalized software included in accounts payable and accrued liabilities	87,534

See notes to condensed consolidated financial statements.

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Business

Amesite, Inc. (the “Company”) was formed in November 2017 and is an early stage artificial intelligence software company targeting the college course market.

During the three-month period ended December 31, 2018, the Company began generating revenue from its services. The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

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

In the opinion of management, the financial statements of the Company as of December 31, 2018 and for the three and six-month periods ended December 31, 2018 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the condensed consolidated financial statements and notes thereto included in the Company’s Transition on Form 10-K for the year ended June 30, 2018.

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

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

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

Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking, savings, and investment accounts) that was insured by the FDIC at year end was $250,000.

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. The Company began amortizing the first generation of its platform on October 1, 2018 over a period of three years and recognized amortization expense of approximately $26,000 for the three and six-month periods ended December 31, 2018.

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

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies (Continued)

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

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense of approximately $36,000 and $94,000 was charged to expense during the three and six-months ended December 31, 2018, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three and six-months ended December 31, 2018, the Company had 1,067,375 and 292,114 potentially dilutive shares of common stock related to common stock options and common stock warrants, as determined using the if-converted method. For the three and six-months ended December 31, 2018, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in this period.

Stock-Based Payments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies (Continued)

The Company accounts for stock options and restricted shares of common stock issued to non-employees in accordance with the FASB ASC Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company remeasures these outstanding options to fair value at each reporting period. The measurement date for all outstanding restricted shares may not be reached until the contractual end of the contract in September 2019. Accordingly, the Company has estimated the fair value of those services performed through December 31, 2018, and recorded an expense in the condensed consolidated statements of operations.

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

In February 2016 the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. ASU 2016-02 is effective beginning July 1, 2020 with early adoption permitted. The Company is continuing to assess the impact of ASU 2016-02 with respect to implementation activities to permit adoption on July 1, 2019. The Company’s primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of minimum commitments under noncancelable operating leases on its consolidated balance sheet resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancelable operating leases are disclosed in Note 5.

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

Note 3 - Warrants

On April 27, 2018 and June 8, 2018, the Company issued 212,665 and 79,449 common stock warrants, respectively, to a placement agent related to fundraisings. The warrants have a term of five years from the closing date of the private placements and an exercise price of $1.50 per share. The Company measures the fair value of the warrants using the Black-Scholes Model (“BSM”).

The warrants are classified in stockholders’ equity of the Company.

The fair value of the warrants issued during the year ended June 30, 2018 was $203,615 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 44.50%; (ii) risk-free interest rate of 2.86%; and (iii) expected life of warrants of 6 years.

The weighted-average exercise price of all warrants outstanding as of December 31, 2018 was $1.50 per share.

Note 4 - Stock-Based Compensation

The Company’s Equity Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, or restricted stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The Company believes that such awards better align the interests of its employees, directors, and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over two to four years from the grant date and generally have ten-year contractual terms. Certain option awards provide for accelerated vesting (as defined in the Plan).

The Company has reserved 2,529,000 shares of common stock to be available for granting under the Plan.

On July 13, 2018, the Company issued 340,278 restricted shares of common stock in exchange for consulting services provided during the period ended June 30, 2018, and for future services unrendered. The expense is expensed ratably over the term of the consulting contract and amounted to $122,500 during the six-months ended December 31, 2018. The restricted shares are subject to various provisions that prevent the stockholders from selling, transferring or pledging the shares until the earlier of twelve months after the Company’s common stock is quoted and traded on public exchange or October 1, 2019.

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

A summary of option activity for the six-months ended December 31, 2018 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Shares

Outstanding at July 1, 2018	947,917	$1.50	10.0	947,917
Granted	234,458	1.50	9.38	234,458
Terminated	(115,000)	1.50		(115,000)
Outstanding at December 31, 2018	1,067,375	1.50	9.28	1,067,375

Amesite, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2018 and 2017

Note 4 - Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during the three and six-month period ended December 31, 2018 was $0.70. The options contained time-based vesting conditions satisfied over a period of four years from the grant date.

The Company recognized $153,726 and $301,967 in expense related to the Plan for the three and six-month period ended December 31, 2018, respectively. The expense is comprised of $61,250 for consulting services settled in restricted shares and $92,476 related to stock options for the three-month period ended December 31, 2018. The expense is comprised of $122,500 for consulting services settled in restricted shares and $179,467 related to stock options for the six-month period ended December 31, 2018.

As of December 31, 2018, there was approximately $478,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized over a weighted-average period of 1.45 years.

As of December 31, 2018, there was approximately $184,000 of total unrecognized compensation cost for non-employees related to unrendered services. That cost is expected to be recognized over the remaining contractual period of approximately 9 months.

Note 5 - Operating Lease

The Company is obligated under an operating lease primarily for its office. The lease requires the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $3,733. A refundable security deposit of $5,000 was also required as part of the lease. The lease expires in May 2019 and has a one-year renewal option. Total rent expense under the lease was $35,029 for the six-months ended December 31, 2018. The future minimum annual commitments under this operating lease are $14,932 through May 2019.

Note 6 - Income Taxes

For the three and six-months ended December 31, 2018 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three and six-months ended December 31, 2018.

The Company has approximately $1,177,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 7 - Subsequent Events

The Company has evaluated the period subsequent to December 31, 2018 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our Business

We are an early stage technology company, partnering with colleges and universities to provide better higher education courses for large and growing online markets. We are building delivery platforms that will improve student engagement and performance through the strategic use of artificial intelligence technology.

Plan of Operation

Our current plan of operation includes two initial launches of courses in the fiscal year ending June 30, 2019 with our first customer, and possible launches with a second customer. Our current timeline for achieving such objective is as follows:

Period	Tasks	Costs	Source(s) of Funding

Quarter ending March 31, 2019	Launch of products on our full-stack platform solution, with continued piloting and testing of both platforms in parallel for new and/or potential customers.	We anticipate spending approximately $1,350,000. Costs will primarily consist of internal salaries and contractor salaries, as well as cloud storage and third party software licenses.	From funds remaining from the Private Placement and the Insider Investment

Quarter ending June 30, 2019	Launch of larger-scale products on our full-stack platform solution, with continued piloting and testing of both platforms in parallel for new and/or potential customers.	We anticipate spending approximately $1,350,000. Costs will primarily consist of internal salaries and contractor salaries, as well as cloud storage and third party software licenses.	Partly from funds remaining from the Private Placement and the Insider Investment, and partly from the proceeds of a contemplated equity offering before end of fiscal year 2019 (the “Contemplated Offering”).

Background on Merger

Lola One was incorporated in April 2017. Amesite OpCo was originally incorporated in the State of Delaware on November 14, 2017.

On April 27, 2018, Lola One’s wholly-owned subsidiary, Lola One Acquisition Sub, Inc. merged with and into Amesite OpCo, with Amesite OpCo remaining as the surviving entity and becoming our wholly-owned subsidiary (the “Merger”). Prior to the Merger, Lola One was a “shell” company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose. As a result of the Merger, Lola One acquired the operations of Amesite OpCo and continued the existing operations of Amesite OpCo as a company subject to the Exchange Act.

Following the Merger, Amesite OpCo changed its name to “Amesite Operating Company” and we adopted Amesite OpCo’s former company name, “Amesite Inc.”, as our company name, and changed our fiscal year end from May 31 to June 30. The Merger was accounted for as a reverse recapitalization for financial reporting purposes. Amesite OpCo was considered the acquirer for accounting purposes, and the historical financial statements before the Merger have been replaced with the historical financial statements of Amesite OpCo before the Merger in filings with the SEC.

As the result of the Merger and the change in our business and operations, a discussion of the past financial results of Lola One is not pertinent, and under applicable accounting principles the historical financial results of Amesite OpCo, the accounting acquirer, prior to the Merger are considered the historical financial results of our Company.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three and six-month periods ended December 31, 2018, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein.

The condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America and in consideration of SEC requirements. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Since Amesite OpCo was incorporated on November 14, 2017, comparative data included in the financial statements and management discussion and analysis is for the period from November 14, 2017 to December 31, 2017.

Critical Accounting Policies and Significant Judgments and Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our Transition Report on Form 10-K for the period ended June 30, 2018.

Results of Operations

Key Second Quarter Accomplishments

●	Team development. In-house and contract teams are in place and executing the technology development plan.

●	Technology development. Completed design and launch of the Gen 1z platform, and proceeding with development of Gen 2, full-stack platform solution. Five provisional patents filed.

●	Product launches. We launched our first two products on the Gen 1 platform.

●	Partner development. One university partner signed and launched. Additional partners are in development.

Revenue

We generated revenues of $745 during the three months ended December 31, 2018.

Operating Costs

Operating expenses for the three months and six-months ended December 31, 2018 were $553,996 and $1,209,103, respectively. Operating costs for the periods primarily reflect payroll and related expenses (stock compensation expense of $153,726 and $301,967 for the three months and six-months ended December 31, 2018) and contract services that support the development of our technology platforms.

Operating expenses for the period November 14, 2017 (date of incorporation) through December 31, 2017 were $31,465 and consisted primarily of general and administrative expenses in connection with the starting of the business.

Capital Expenditures

During the three months and six-months ended December 31, 2018, we had capital asset additions of $313,216 and $607,265, respectively which were comprised of $311,684 and $584,693, respectively in capitalized technology and content development, and $1,532 and $22,572, respectively of property and equipment, including primarily computer equipment, software, furniture and fixtures. The company will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Capital asset additions of $12,900 were incurred for the period November 14, 2017 (date of incorporation) through December 31, 2017.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $543,989 and $1,199,096 for the three months and six-months ended December 31, 2018, and we incurred a net loss of $521,567 for the period from November 14, 2017 (date of incorporation) to June 30, 2018.

During the period from November 14, 2017 (date of incorporation) to June 30, 2018, we raised net proceeds of $4,809,546 from private equity financing transactions. As of December 31, 2018, our cash balance totaled $2,785,171.

At present, we believe that our cash balances should be sufficient to satisfy our anticipated operating and investing needs through July, 2019. However, it is possible that we will choose to accelerate our plan of operations in order to attract and sign more customers or to support current customers, and that we will require more funds than we currently have available to meet those needs.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*	Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2019	AMESITE INC.

	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard DiBartolomeo
Richard DiBartolomeo
Chief Financial Officer
(Principal Financial Officer)