Form 10-Q
period 2019-03-31
Amesite Inc.
filed 2019-05-14
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-54495

AMESITE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1433756
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

205 East Washington Street, Ann Arbor, MI Suite B	48104
Address of Principal Executive Offices	Zip Code

(650) 516-7633

Registrant’s Telephone Number, Including Area Code

N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of issuer’s common stock outstanding as of May 13, 2019: 13,490,586

i

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Amesite, Inc.

Condensed Consolidated Financial Statements

March 31, 2019

Amesite, Inc.

Contents

Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)	3
Condensed Consolidated Statement of Operations (unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)	5
Condensed Consolidated Statement of Cash Flows (unaudited)	6
Notes to Condensed Consolidated Financial Statements	7-12

Amesite, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2019	June 30, 2018
Assets
Current Assets
Cash and cash equivalents	$2,092,022	$4,274,116
Accounts receivable	2,831	-
Other receivable	-	5,000
Prepaid expenses and other current assets	44,020	53,609
Property and Equipment - Net	97,434	95,706
Capitalized Software Costs - Net	786,412	99,000
Security Deposit (Note 5)	5,000	5,000
Total assets	$3,027,719	$4,532,431
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$125,661	$5,264
Advances from stockholder	-	1,065
Accrued and other current liabilities:
Accrued compensation	223,368	47,674
Accrued subcontractor fees	13,950	16,915
Accrued professional fees	54,536	172,340
Other accrued liabilities	24,043	9,994
Total liabilities	441,558	253,252
Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,090,585 and 12,750,307 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	1,309	1,275
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and June 30, 2018	-	-
Additional paid-in capital	5,253,776	4,799,471
Accumulated deficit	(2,668,924)	(521,567)
Total stockholders’ equity	2,586,161	4,279,179
Total liabilities and stockholders’ equity	$3,027,719	$4,532,431

Amesite, Inc.

 Condensed Consolidated Statement of Operations (unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2019	November 14, 2017 (date of incorporation) through March 31, 2018
Net Sales	$2,831	$-	$3,576	$-
Operating Expenses
General and administrative expenses	121,679	23,969	272,281	47,523
Contract services	56,970	26,778	151,437	26,778
Travel expenses	4,285	2,746	27,561	4,684
Office rent	17,512	11,200	52,541	17,173
Professional fees	121,268	48,567	410,728	48,567
Payroll and related expenses	643,604	-	1,259,873	-
Total operating expenses	965,318	113,260	2,174,421	144,725
Interest Income	14,226	-	23,488	-
Net Loss	$(948,261)	$(113,260)	$(2,147,357)	$(144,725)

Earnings per Share
Basic earnings per share	$(0.07)	$(0.03)	$(0.16)	$(0.02)
Weighted average shares outstanding	13,090,585	5,833,333	13,075,628	5,833,333

Amesite, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance – June 30, 2018	$1,275	$4,799,471	$(521,567)	$4,279,179
Net loss	-	-	(641,486)	(641,486)
Issuance of restricted common stock	34	(34)	-	-
Stock compensation expense	-	148,241	-	148,241
Balance – September 30, 2018	$1,309	$4,974,678	$(1,163,053)	$3,785,934
Net loss	-	-	(557,610)	(557,610)
Stock compensation expense	-	153,726	-	153,726
Balance – December 31, 2018	$1,309	$5,101,404	$(1,720,663)	$3,382,050
Net Loss	-	-	(948,261)	(948,261)
Stock compensation expense	-	152,372	-	152,372
Balance – March 31, 2019	$1,309	5,253,776	$(2,668,924)	$2,586,161

	Common Stock	Paid-In Capital	Accumulated Deficit	Total
November 14, 2017	$-	$-	$-	$-
Net loss	-	-	(31,465)	(31,465)
Issuance – November 14, 2017	400	-	-	400
Balance – December 31, 2017	400	-	(31,465)	(31,065)

Net Loss	-	-	(113,260)	(113,260)
Stock compensation expense	-	18,640	-	18,640
Balance – March 31, 2018	400	18,640	(144,725)	(125,685)

Amesite, Inc.

 Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended March 31, 2019	November 14, 2017 (date of incorporation) through March 31, 2018
Cash Flows from Operating Activities
Net loss	$(2,147,357)	$(144,725)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	79,860	732
Stock compensation expense	454,339	18,640
Changes in operating assets and liabilities which (used) provided cash:
Accounts Receivable	(2,831)	(18,000)
Prepaid expenses and other assets	14,589	-
Accounts payable	120,397	-
Accrued compensation	175,694	-
Accrued and other liabilities	(106,720)	298,589
Deferred offering costs	-	(215,256)
Net cash and cash equivalents used in operating activities	(1,412,029)	(60,020)
Cash Flows from Investing Activities
Purchase of property and equipment	(29,490)	(12,900)
Investment in capitalized software	(739,510)	-
Net cash and cash equivalents used in investing activities	(769,000)	(12,900)
Cash Flows from Financing Activities
Net repayments to stockholder	(1,065)	91,856
Issuance of common stock - net of offering costs	-	400
Net cash and cash equivalents (used in) provided by financing activities	(1,065)	92,256
Net Increase (Decrease) in Cash and Cash Equivalents	(2,182,094)	19,336
Cash and Cash Equivalents - Beginning of period	4,274,116	-
Cash and Cash Equivalents - End of period	$2,092,022	$19,336
Significant Noncash Transactions - Acquisition of capitalized software included in accounts payable and accrued liabilities	75,100

Amesite, Inc.

 Notes to Condensed Consolidated Financial Statements

Note 1—Nature of Business

Amesite, Inc. (the “Company”) was formed in November 2017 and is a development stage artificial intelligence software company targeting the college course market.

During the nine month period ended March 31, 2019, the Company began generating revenue from its services and products. The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

Note 2—Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a June 30 year end.

In the opinion of management, the condensed consolidated financial statements of the Company include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the year ended June 30, 2018.

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. The Company began amortizing the first generation of its platform on October 1, 2018 over a period of three years and recognized amortization expense of approximately $26,000 and $52,000 for the three and nine month periods ended March 31, 2019, respectively.

Income Taxes

In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year.

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

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense of approximately $0 and $94,000 was charged to expense during the three months and nine months ended March 31, 2019, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three and nine months ended March 31, 2019, the Company had 1,091,833 and 292,114 potentially dilutive shares of common stock related to common stock options and common stock warrants, respectively, as determined using the if-converted method. For the three months ended March 31, 2018 and period of inception through March 31, 2018, the Company had 1,288,195 potentially dilutive shares of common stock related to common stock options, as determined using the if-converted method. For all periods presented, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in this period.

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

The Company accounts for stock options and restricted shares of common stock issued to non-employees in accordance with the FASB ASC Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date which the necessary performance to earn the equity instruments is complete. When a measurement date has not yet been reached for stock options and restricted shares of common stock outstanding held by non-employees, the Company remeasures these outstanding awards to fair value at each reporting period.

Amesite, Inc.

 Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies (Continued)

Upcoming Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company’s year beginning July 1, 2019 The standard is not expected to have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. ASU 2016-02 is effective beginning July 1, 2020 with early adoption permitted. The Company is continuing to assess the impact of ASU 2016-02. The Company’s primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of minimum commitments under noncancelable operating leases on its consolidated balance sheet resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancelable operating leases are disclosed in Note 5.

Note 3—Warrants

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

The weighted-average exercise price of all warrants outstanding as of March 31, 2019 was $1.50 per share.

Note 4—Stock-Based Compensation

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

Amesite, Inc.

 Notes to Condensed Consolidated Financial Statements

Note 4 - Stock-Based Compensation (Continued)

A summary of option activity for the nine months ended March 31, 2019 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Shares
Outstanding at July 1, 2018	947,917	$1.50	10.0	947,917
Granted	270,916	1.50	9.30	270,916
Terminated	(127,000)	1.50		(127,000)
Outstanding at March 31, 2019	1,091,833	1.50	9.16	1,091,833

The weighted-average grant-date fair value of options granted during the three months and nine months ended March 31, 2019 was $0.70. The options contained time-based vesting conditions satisfied over a period of four years from the grant date.

The Company recognized $152,372 and $454,339 in expense related to the Plan for the three month and nine month period ended March 31, 2019, respectively. The expense is comprised of $61,250 for consulting services settled in restricted shares and $91,121 related to stock options for the three month period ended March 31, 2019. The expense is comprised of $183,750 for consulting services settled in restricted shares and $270,588 related to stock options for the nine month period ended March 31, 2019.

As of March 31, 2019, there was approximately $412,508 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized over a weighted-average period of 1.25 years.

On July 13, 2018, the Company issued 340,278 restricted shares of common stock in exchange for consulting services provided during the period ended June 30, 2018, and for future services unrendered. The measurement date for all outstanding restricted shares may not be reached until the contractual end of the contract in September 2019. Accordingly, the Company has estimated the fair value of those services performed through March 31, 2019, and recorded an expense in the consolidated statements of operations. The expense is recognized ratably over the term of the consulting contract and amounted to $183,750 during the nine months ended March 31, 2019. As of March 31, 2019, there was approximately $122,500 of total unrecognized compensation cost for non-employees related to unrendered services. That cost is expected to be recognized over the remaining contractual period of approximately 6 months. The restricted shares are subject to various provisions that prevent the stockholders from selling, transferring or pledging the shares until the earlier of twelve months after the Company’s common stock is quoted and traded on public exchange or October 1, 2019.

Amesite, Inc.

 Notes to Condensed Consolidated Financial Statements

Note 5—Operating Lease

The Company is obligated under an operating lease primarily for its office. The lease requires the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $3,733 through May 2019. A refundable security deposit of $5,000 was also required as part of the lease. During March 2019, the lease was extended through May 2022 with monthly payments of $7,942 being due through May 2022.

Total rent expense was $52,541 for the nine months ended March 31, 2019.

The future minimum annual commitments under this operating lease are as follows:

Fiscal Year Ending June 30	Amount
2019	$19,617
2020	$95,304
2021	$95,304
2022	$79,420
$289,645

Note 6—Income Taxes

For the three and nine months ended March 31, 2019 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three and nine months ended March 31, 2019.

The Company has approximately $2,178,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 7—Subsequent Events

The Company has evaluated the period subsequent to March 31, 2019 for any events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

Plan of Operation

Our current plan of operation includes launches with two new customers in the fiscal year ending June 30, 2019. Our current timeline for achieving such objective is as follows:

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three- and nine-month periods ended March 31, 2019, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein.

The condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America and in consideration of SEC requirements. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Since Amesite OpCo was incorporated on November 14, 2017, comparative data included in the financial statements and management discussion and analysis is for the period from November 14, 2017 to March 31, 2018.

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

Results of Operations

Key Third Quarter Accomplishments

●	Technology development. We integrated new features into our Gen 2 platform.

●	Product launches. We launched products on our Gen 2 platform.

●	Partner development. We announced two new partnerships and plans to launch products.

Revenue

We generated revenues of $2,831 and $3,576 during the three months and nine months ended March 31, 2019.

Operating Costs

Operating expenses for the three months and nine-months ended March 31, 2019 were $965,318 and $2,174,421, respectively. Operating costs for the periods primarily reflect payroll and related expenses (stock compensation expense of $152,372 and $454,339 for the three months and nine-months ended March 31, 2019) and contract services that support the development of our technology platforms.

Operating expenses for the period November 14, 2017 (date of incorporation) through March 31, 2018 were $144,725 and consisted primarily of general and administrative expenses in connection with the starting of the business.

Capital Expenditures

During the three months and nine-months ended March 31, 2019, we had capital asset additions of $161,735 and $769,000, respectively, which were comprised of $154,817 and $739,510, respectively in capitalized technology and content development, and $6,918 and $29,490 respectively of property and equipment, including primarily computer equipment, software, furniture and fixtures. The company will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Capital asset additions of $12,900 were incurred for the period November 14, 2017 (date of incorporation) through March 31, 2018.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $948,261 and $2,147,357 for the three months and nine-months ended March 31, 2019, and we incurred a net loss of $144,725 for the period from November 14, 2017 (date of incorporation) to March 31, 2018.

During the period from November 14, 2017 (date of incorporation) to June 30, 2018, we raised net proceeds of $4,809,546 from private equity financing transactions. As of March 31, 2019, our cash balance totaled $2,092,022.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*	Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2019	AMESITE INC.

	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard DiBartolomeo
Richard DiBartolomeo
Chief Financial Officer
(Principal Financial Officer)