Form 10-K
period 2019-06-30
Amesite Inc.
filed 2019-09-30
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

No market value for common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter has been computed due to the fact there is no public market for the registrant’s common stock.

On September 30, 2019, there were 15,050,556 shares common stock of the registrant, par value $0.0001 per share, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains express or implied forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our planned online machine learning platform’s ability to enable universities to offer timely, improved popular courses and certification programs, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges and universities, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our learning platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K, and the documents that we reference herein and have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains, or may contain, estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ii

PART I

Unless otherwise stated or the context otherwise requires, references to “Amesite,” the “Company,” “we,” “our,” “us,” or similar terms refer to Amesite Inc. and our wholly-owned subsidiary, Amesite Operating Company. Amesite Operating Company holds all material assets and conducts all business activities and operations of the Company.

Item 1. Business.

Overview

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

We are committed to protecting the data we collect. Towards this end, we plan to utilize blockchain technology in our online platform. The blockchain is an electronic ledger created by a decentralized, distributed computing network that is highly resistant to modification of data. As such, the technology has been used to create cryptocurrencies, with the intention of creating durable, tradeable and stateless assets. While frequently associated with cryptocurrencies, the blockchain technology has other applications, including being used to encode and then enable readout of data for business purposes. The blockchain is presently considered to be among the more secure methods to encode data, and thus offers a means to store important data which can be publicly read out, without modification of the data set. We intend to utilize the blockchain as a bookkeeping device to store information about learner credentials. Presently, most universities and colleges in the United States individually manage applications, enrollment, and graduation or the issuance of non-degree credentials, such as certificates. Transcripts and other records from institutions are issued to students or former students, or sent directly to other institutions, workplaces, employment agencies, or the government. We believe that a blockchained database for higher education could deliver efficiencies to both learners and institutions. We will face certain risks and challenges in implementing the blockchain, including, but not limited to:

●	the risk of inability to encode data properly;

●	the risk that institutions will be reluctant or unwilling to embrace the technology and recognize encoded data;

●	the risk that the encoding of data in the blockchain will prove unwieldy and therefore less preferred than traditional methods;

●	uncertainty in determining how fast an innovative technology will be accepted by the target market, if at all; and

●	the risk that the development of blockchain technology could be stifled or otherwise adversely impacted by regulatory uncertainty.

Key Differences Between Public and Private Blockchain Solutions

Public Blockchain

The major distinction between public and private blockchain is related to who is allowed to participate in the network, execute the consensus protocol and maintain the shared ledger. A public blockchain network is completely open and anyone can join and participate in the network. The network typically has an incentivizing mechanism to encourage more participants to join the network.

One of the drawbacks of a public blockchain is the substantial amount of computational power that is necessary to maintain a distributed ledger at a large scale. More specifically, to achieve consensus, each node in a network must solve a complex, resource-intensive cryptographic problem called a proof of work to ensure all are in sync.

Public blockchains are designed to be standalone, in the sense that they eliminate the need for intermediaries in exchanges of assets. Because they have to be multiply redundant, they can be slower and costlier to operate, but are generally regarded as more secure for the same reason of redundancy. Public blockchain solutions are most appropriate for decentralized applications similar to how we plan to use blockchain in our business.

Private Blockchain

Private blockchains use permissioned nodes that must be validated by either the starter of the network or a set of rules put in place by the starter. Businesses which set up private blockchains, generally set up a permissioned network. This restricts access to the network for certain transactions. Unlike a public blockchain network which is completely open and anyone can join and participate in the network, participants need to obtain an invitation or permission to join a private blockchain network. The access control mechanism may vary such that: existing participants could decide future entrants, a regulatory authority could issue licenses for participation, or a consortium could make the decisions. Once an entity has joined the network, it will play a role in maintaining the blockchain in a decentralized manner. Private blockchains are typically faster and less expensive to maintain and manage than public blockchains.

One of the drawbacks of a private blockchain is only certain members have access within the blockchain. This is useful if there’s no need for anybody outside of the blockchain to become part of the chain, However, we anticipate needing multiple users in the university setting to have access to transcript data which is one of the potential disadvantages of using a private blockchain solution in our business.

Although we are still in the process of determining whether to utilize private or public blockchain solutions provided by third parties in the context of our business we believe that a public blockchain solution might be the most appropriate for our business even though public blockchain solutions are typically slower and more expensive than private blockchain solutions for the following reasons:

●	Given the cutting edge nature of the blockchain industry it is difficult to find blockchain professionals to develop private blockchain solutions given the relatively small talent pool and the general “renegade” nature of the field; and

●	We believe that there are a sufficient number of qualified contractors we can use, with little/no risk (learners can always pull a transcript as they would traditionally, from the registrar or transcript office of their university) because in the case of problems such as data breaches, we feel that the way those would be handled (routinely) by big contractors is sufficient.

Internally, we have not begun work to design or develop blockchain technology; our invention is in the area of utilization of the tool to record transactions in academia in the public ledger. It is our intention to innovate in the area of use of publicly-validated tools in the conduct of our business, rather than in creating specialized, private currencies. Given the small role blockchain will play in our overall business we don’t believe the costs associate with utilizing a public or private blockchain solution provided by a third party will have a material impact on our operations, revenues, if any or capital expenditures.

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

Board of Advisors

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

Theodore l. Spencer, Member

Ted Spencer is Senior Advisor on Admissions Outreach at the University of Michigan. Prior to September 2014, he was Associate Vice Provost and Executive Director of Undergraduate Admissions. Before joining Michigan in 1989, he was an Associate Director of Admissions at the United States Air Force Academy. He is a graduate of the Military Air War College and was one of thirty-five Air Force recruiting commanders in the United States. He is a retired Lieutenant Colonel in the United States Air Force. Early in his career, he was a salesman for the IBM Corporation in the City of Detroit. Ted has presented at numerous professional conferences statewide, nationally and internationally, and has written and published articles on the college admissions process. He has received numerous awards, and was recognized as the Point Man on Diversity Defense for affirmative action in college admissions. He has previously served as a Trustee for the College Board and on the faculty for the Harvard Summer Institute on College Admissions. Ted holds a MS degree in sociology from Pepperdine University and a BS in political science from Tennessee State University.

Employees

As of September 30, 2019, we have 9 full-time employees, and 14 consultants. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to our Business

We have no operating history in online programs and may fail to gain initial customers.

We were incorporated in April 2017, and have no operating history in offering online courses. Historically, we have had no assets other than cash. If our assumptions about market needs are incorrect, we may fail to launch courses and gain initial customers. Even if we launch courses in a timely manner, our assumptions regarding recovery of upfront costs and growth of revenue may differ substantially from reality, in which case we will fail to achieve our revenue goals.

We have not developed a marketable product and we have not generated any significant revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have not developed a marketable product and we have not generated any significant revenue since inception. There can be no assurance that we will ever develop a marketable product or generate any revenue. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Should we successfully develop our platform, we will expend significant capital in launching our first courses. We will also incur substantial accounting, legal and other overhead costs as a public company. If our courses are unsuccessful, result in insufficient revenue or result in the Company not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new customers.

There is substantial doubt about our ability to continue as a going concern.

We are in the early stages of developing our platform and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. As of June 30, 2019 and June 30, 2018, we had net losses of $3,938,931 and $490,102, respectively. We have concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Our long-term future growth and success is dependent upon our ability to raise additional capital and implement our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

Our business model relies on adequate revenue sharing with colleges and universities, for online delivery of their courses. If we fail to attract customers, or to negotiate agreements with them that provide us with sustainable revenue, it will impair our ability to operate and grow our business.

We may not be able to convince colleges and universities that our methods will produce better outcomes than their current approaches to residential and online courses, in a cost-effective manner. We may also not be able to convince them to dedicate significant resources to moving courses onto our platform and gain their trust in operating them collaboratively. If our courses are not better, or only modestly better than the incumbent versions, we will be unable to grow and gain more customers, which will materially harm our business.

We will be relying on our customers, which are colleges and universities, to drive enrollment and revenue.

Factors within and outside of our control will affect enrollments and include the following:

●	Negative perceptions about online courses. Students may reject the opportunity to take courses online, when residential courses are offered as an option, due to negative perceptions of online education.

●	Ineffective marketing efforts. We will rely on our own and our customers’ marketing efforts to drive enrollment of our online courses. If we or our customers fail to successfully execute our marketing strategies, we will suffer reduced revenue.

●	Damage to customer reputation. Our customers’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to gain customers with strong, stable reputations and rankings, we will fail to secure courses that have stable enrollments.

●	Lack of subscription to our courses. We do not control the courses required for a degree by our customers, and if the courses we offer do not build to a degree, enrollments could suffer.

●	Reduced enrollment in higher education due to lack of funding. Significant reductions in student funding, through grants or loans, would reduce enrollments in courses on our platform and could adversely affect our business model.

●	General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors. Any of these could substantially reduce enrollment in courses offered on our platform.

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

We depend on the services of a number of key management personnel, employees, advisors and consultants and our future performance will largely depend on the talents and efforts of such individuals. We do not currently maintain “key person” life insurance on any of our employees, except for our Chief Executive Officer. The loss of one or more of such key individuals, or failure to find a suitable successor, could hamper our efforts to successfully operate our business and achieve our business objectives. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired entity, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

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

We may have risks related to our financial condition.

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

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

While there are currently no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities. In connection with these acquisitions or investments, we may:

●	issue shares of our Common Stock or other forms of equity that would dilute our existing stockholders’ percentage of ownership;

●	incur debt and assume liabilities; and

●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that such acquisition will ultimately strengthen our competitive position or that such acquisition will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our expected operations, including:

●	problems integrating the purchased business, products or technologies;

●	challenges in achieving strategic objectives, cost savings and other anticipated benefits;

●	increases to our expenses;

●	the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

●	inability to maintain relationships with prospective key customers, vendors and other business partners of the acquired businesses;

●	diversion of management’s attention from their day-to-day responsibilities;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	entrance into marketplaces where we have limited or no prior experience and where competitors have stronger marketplace positions;

●	potential loss of key employees, particularly those of the acquired entity;

●	that historical financial information may not be representative or indicative of results as a combined entity; and

●	that our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss and other events beyond our control, the occurrence of which could materially harm our business.

If our security measures or those of our future business partners are breached or fail and result in unauthorized disclosure of data, we could lose customers and/or fail to attract new customers. Such breach or failure could also harm our reputation and expose us to protracted and costly lawsuits.

Our platform and computer systems store and transmit proprietary and confidential information that is subject to stringent legal and regulatory obligations. Due to the nature of our product, we face an increasing number of threats to our platform and computer systems including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Our cybersecurity measures or those of our future business partners may be unable to anticipate, detect or prevent all attempts to compromise our systems or that of our future business partners. Our internal computer systems and those of our future business partners are or may also be vulnerable to telecommunication and electrical failures, the occurrence of which could result in material disruptions of our services. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new customers, cause existing customers to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Such issues could also cause a delay in the further development of our new technology for on-line education. Any reputational damage resulting from breach of our systems or disruption of our services could create distrust of our company by prospective customers. We do not currently have cyber risk insurance. In the event that we obtain one, such insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

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

We face risks and challenges related to any implementation of blockchain technology into our business to protect user information.

We will face certain risks and challenges in implementing the blockchain, including, but not limited to:

●	the risk of inability to encode data properly;

●	the risk that institutions will be reluctant or unwilling to embrace the technology and recognize encoded data;

●	the risk that the encoding of data in the blockchain will prove unwieldy and therefore less preferred than traditional methods;

●	uncertainty in determining how fast an innovative technology will be accepted by the target market, if at all; and

●	the risk that the development of blockchain technology could be stifled or otherwise adversely impacted by regulatory uncertainty.

Additional Risks Relating to Our Reliance on Blockchain Solutions Provided by Third-Parties.

Because we do not plan to develop our own blockchain solution at this time, we plan to seek a third-party provider of public or private blockchain solutions to record course credits attained using our platform. As a result, we face certain risks and challenges related to being reliant upon blockchain solutions provided by third-parties, including, but not limited to:

●	The third-party blockchain solutions we utilize might not meet our intended goals of recording course credits;

●	The third-party blockchain solutions we utilize might not be customizable to address changing customer preferences which could limit sales;

●	The third-party blockchain solutions we utilize might not meet our customer’s expectations which could impact potential sales;

●	The third-party blockchain solutions we utilize might contain contains bugs or other errors, defects or security vulnerabilities, that could cause delays which could impact our reputation and market acceptance of our courses;

●	There are a limited number of third-party providers of blockchain solutions; therefore if our relationship with a third party provider is adversely affected for any reason, such as due to competitive pressures or changes in our strategies and priorities, our ability to obtain other blockchain solutions on competitive financial terms could be adversely affected;

●	Public blockchain solutions are typically more expensive and require more computational power to run which may increase the cost of third-party blockchain solutions to us; and

●	Private blockchain solutions are typically less expensive than public blockchain solutions but are less efficient when individuals outside of the company require access which may be inconsistent with our intended use of blockchain.

Risks Related to our Common Stock

We are an “emerging growth company” and are thus, subject to reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies.” Our investors could receive less information than they might expect to receive from more mature public companies.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in this Memorandum and our periodic reports and proxy statements, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act, which allows us to delay the adoption of certain new or revised accounting standards. As a result of such election, our financial statements may not be comparable to public companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our Common Stock.

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

We could remain an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of any completed second fiscal quarter before that time or if we have total annual gross revenue of approximately $1.1 billion or more during any fiscal year before that time, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time. Even after we no longer qualify as an emerging growth company, we may still remain a “smaller reporting company” which would allow us to take advantage of scaled disclosure requirements for smaller reporting companies, including certain of the exemptions available to emerging growth companies.

There is currently no market for our Common Stock and we cannot assure you that any market will ever develop. You may therefore be unable to re-sell shares of our Common Stock at times and prices that you believe are appropriate.

Our Common Stock is not listed on a national securities exchange or any other exchange or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our Common Stock and our Common Stock may never be included for trading on any securities exchange, automated quotation system or any over-the-counter market. Accordingly, our Common Stock is highly illiquid and you will likely experience difficulty in re-selling such Common Stock at times and prices that you may desire and without depressing the market price for the Common Stock or at all.

Our Common Stock may not be eligible for listing or quotation on any securities exchange.

We do not currently meet the initial quantitative listing standards of any national securities exchange or over-the-counter trading system. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. We have arranged for a registered broker-dealer to apply to have our Common Stock quoted on the OTCQB or another over-the-counter system. However, we cannot provide assurance that we will be successful in having our Common Stock quoted on an over-the-counter market or listed on a national securities exchange. Even if our Common Stock is quoted for sale on an over-the-counter quotation system, buyers may be insufficient in number to allow for a robust market and it may prove impossible to sell your Common Stock. In addition, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in the regulations of the Securities and Exchange Commission, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

The future issuance of equity or of other securities that are convertible into equity may dilute your investment and reduce your equity interest.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares of our Common Stock or other securities convertible into shares of our Common Stock, our stockholders’ ownership interests in our Company will be diluted. Future issuances of our Common Stock, other equity securities or other securities convertible into shares of our Common Stock or other equity securities, the exercise of currently outstanding or future options or warrants for our Common Stock, or the perception that such sales or exercises may occur, could adversely affect the prevailing market price of our Common Stock and impair our ability to raise capital through future offerings of equity or equity-linked securities.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our Common Stock only if it appreciates in value.

We have never declared or paid any cash dividends on our Common Stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our Common Stock. As a result, the success of an investment in our Common Stock will depend upon any future appreciation in its value. There is no guarantee that our Common Stock will appreciate in value.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and each of our stockholders who, as of September 30, 2019, owned greater than 5% of our outstanding Common Stock beneficially own approximately 66.52% of our Common Stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

There Is Presently No Market For Our Common Stock. Any Failure To Develop Or Maintain A Trading Market Could Negatively Affect The Value Of Our Shares And Make It Difficult Or Impossible For You To Sell Your Shares.

There has never been and there currently is no public market for our Common Stock and a public market for our Common Stock may not develop upon completion of this offering. While we will attempt to have our Common Stock quoted on a market place maintained by the OTC Markets Group, Inc., we will have to seek market-makers to provide quotations for the Common Stock and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares or recover any part of your investment in us. Even if a market for our Common Stock does develop, the market price of our Common Stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various other unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our Common Stock.

Even if our Common Stock is quoted on an over- the- counter market, any such market will be limited. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our Common Stock, the ability of holders of our Common Stock to sell their shares, or the prices at which holders may be able to sell our Common Stock.

A sale of a substantial number of shares of our Common Stock may cause the price of the Common Stock to decline.

If a public market for our Common Stock develops and if our stockholders sell substantial amounts of our Common Stock in the public market, the market price of our Common Stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have been issued shares in the Merger will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, as amended (“Securities Act”), beginning one year after the stockholders acquired their shares, subject to limitations imposed by the lock-up agreements.

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders would cause our expenses to be higher than they would be if we remained privately held and did not consummate the Merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2019 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our Common Stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose Common Stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

You may have difficulty trading and obtaining quotations for our Common Stock.

Our securities are not traded on a national securities exchange or quoted on an over –the-counter market or other inter-dealer quotation system. Accordingly, investors may therefore bear the economic risk of an investment in the Securities for an indefinite period of time. Even if an active market develops for the Common Stock, Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability. The Securities being sold pursuant to this Memorandum have not been registered under the Securities Act.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Ann Arbor, Michigan, where we lease approximately 3500 square feet of office space. The lease term for our office and laboratory space in Ann Arbor, Michigan commenced in November 2017 with an expiration date of May 5, 2019. In March 2019, the lease was extended through May 2022 with monthly payments of $7,942 through May 2022.

We believe that our existing facilities are adequate for our current needs. When our lease expires, we may exercise our renewal options or look for additional or alternate space for our operations. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Holders

As of September 30, 2019, we had approximately 97 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued or granted by us during the fiscal year ended June 30, 2019 that were not registered under the Securities Act and were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

On June 11, 2019, the Company issued a warrant to purchase up to 1,479,078 shares of the Company’s common stock, par value $0.0001 per share (the “Warrant”) to an accredited investor for advisory services rendered. The Warrant is exercisable at $1.50 per share, subject to adjustment, and has a term of five (5) years.

The transactions described above were exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D thereunder).

Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of June 30, 2019.

Number of
securities
available for
	Number of		future
	securities	Weighted	issuance
	to be issued	average	under equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Equity compensation plans approved by security holders:
2018 Plan(1)	1,091,833	$1.50	1,437,167
Equity compensation plans not approved by security holders:
—	—	$—	—

Item 6. Selected Financial Data.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report. You should review the disclosure under the heading “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We were originally incorporated in the State of Delaware on April 6, 2017. Through Amesite OpCo, our wholly-owned operating subsidiary, we are a development stage artificial intelligence software company targeting the college course market. We are creating a cloud-based platform for college and university courses to be delivered to learners online and in hybrid online/on campus formats.

Background of the Merger

On April 27, 2018, our wholly-owned subsidiary, Lola One Acquisition Sub, Inc., merged with and into Amesite OpCo, with Amesite OpCo remaining as the surviving entity and becoming our wholly-owned subsidiary (the “Merger”). Prior to the Merger, we were a “shell” company registered under the Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose. As a result of the Merger, we acquired the operations of Amesite OpCo and continued the existing operations of Amesite OpCo as a company subject to the Exchange Act.

Following the Merger, Amesite OpCo changed its name to “Amesite Operating Company” and we adopted Amesite OpCo’s former company name, “Amesite Inc.,” as our ompany name, and changed our fiscal year end from May 31 to June 30. The Merger was treated as a reverse recapitalization for our Company for financial reporting purposes. Amesite OpCo was considered the acquirer for accounting purposes.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the fiscal year ended June 30, 2019 and the six month period ended June 30, 2018, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and in consideration of SEC requirements.

Our fiscal year ends June 30. As a result of the change in fiscal year end previously described, the financial statements presented in this Annual Report on Form 10-K cover the year ended June 30, 2019, the six month period ended June 30, 2018, and period from November 14, 2017 (date of incorporation) through December 31, 2017.

Critical Accounting Policies and Significant Judgments and Estimates

This management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the "Notes to Consolidated Financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

Internally-Developed Capitalized Software

We capitalize certain costs related to internal-use software, primarily consisting of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three years.

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 20 months from the closing date of the agreement. Stock warrants issued have a term of five years from the closing date of the respective private placements. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 6 and 7 in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Results of Operations

Fiscal year ended June 30, 2019 compared to June 30, 2018

Revenue

We generated revenues of $14,920 for the year ended June 30, 2019 as compared to $0 for the six month period ended June 30, 2018.

Operating Expenses

Operating expenses for the year ended June 30, 2019 were $3,985,172 as compared to operating expenses of $490,102 for the six month period ended June 30, 2018. Operating costs for the periods primarily reflect payroll and related expenses (stock compensation expense of $607,115 and $180,802 for the year ended June 30, 2019 and the six month period ended June 30, 2018, respectively) and contract services that support the development of our technology platforms.

Operating expenses for the year ended June 30, 2019 also include the fair value of 1,479,078 common stock warrants issued by the Company to a firm in connection with advisory services provided. The warrants have a term of five years and an exercise price of $1.50 per share. The Company measures the fair value of the warrants using the Black Scholes Model. The fair value of the warrants was $897,565 and is included in professional fees.

Investment Income. For the year ended June 30, 2019, investment income totaled $31,321 as compared to investment income of $0 for the six month period ended June 30, 2018.

Net Loss. Primarily as a result of the increased operating expenses noted above, , our net loss for the year ended June 30, 2019 was $3,938,931 as compared to a net loss for the six month period ended June 30, 2018 of $490,102.

Capital Expenditures

During the year ended June 30, 2019 and six month period ended June 30, 2018, we had capital asset additions of $1,029,357and $183,418, respectively, which were comprised of $997,535 and $99,000, respectively, in capitalized technology and content development, and $31,822 and $84,418, respectively, of property and equipment, including primarily computer equipment, software, furniture and fixtures. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $3,938,931 and $490,102 for the year ended June 30, 2019 and the six month period ended June 30, 2018, respectively.

During the period from November 14, 2017 (date of incorporation) to June 30, 2019, we have raised net proceeds of $4,652,686 from private placement financing transactions. As of June 30, 2019, our cash balance totaled $1,008,902.

On August 15, 2019, the Company issued 1,000,000 shares of the Company’s common stock at a price of $2 (net proceeds of approximately $1.6 million) to accredited investors in a private placement offering.

At present, we believe that our cash balances should be sufficient to satisfy our anticipated operating and investing needs through March 2020. However, it is possible that we will choose to accelerate our plan of operations in order to attract and sign more customers or to support current customers, and that we will require more funds than we currently have available to meet those needs.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Amesite Inc.

205 East Washington Street

Unit B

Ann Arbor, MI 48104

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amesite Inc. (the "Company") as of June 30, 2019 and 2018, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for the periods from July 1, 2018 through June 30, 2019, January 1, 2018 through June 30, 2018, and November 14, 2017 (date of incorporation) through December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the periods from July 1, 2018 through June 30, 2019, January 1, 2018 through June 30, 2018, and November 14, 2017 (date of incorporation) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses since inception, is still developing its service platform, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte and Touche LLP

Detroit, MI

September 30, 2019

We have served as the Company's auditor since 2017.

Amesite Inc.

Consolidated Balance Sheets

June 30, 2019 and 2018

	2019	2018
Assets
Current Assets
Cash and cash equivalents	$1,008,902	$4,274,116
Other receivable	-	5,000
Prepaid expenses and other current assets	97,842	53,609
Property and Equipment - Net (Note 4)	89,657	95,706
Capitalized Software - Net	974,562	99,000
Security Deposit (Note 9)	5,000	5,000
Total assets	$2,175,963	$4,532,431
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$207,543	$5,264
Advances from stockholder	-	1,065
Accrued and other current liabilities:
Accrued compensation	48,643	47,674
Accrued subcontractor fees	28,000	16,915
Accrued professional fees	25,000	172,340
Other accrued liabilities	21,848	9,994
Total liabilities	331,034	253,252
Stockholders’ Equity:
Common stock, $.0001 par value; 50,000,000 shares authorized; 13,090,585 and 12,750,307 shares issued and outstanding at June 30, 2019 and 2018, respectively	1,309	1,275
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and 2018	-	-
Additional paid-in capital	6,304,118	4,799,471
Accumulated deficit	(4,460,498)	(521,567)
Total stockholders’ equity	1,844,929	4,279,179
Total liabilities and stockholders’ equity	$2,175,963	$4,532,431

See notes to consolidated financial statements.

Amesite Inc.

Consolidated Statement of Operations

Year ended June 30, 2019, Six Months Ended June 30, 2018, and Period from November 14, 2017
(date of incorporation) through December 31, 2017

	2019	2018	2017
Net Revenue	$14,920	$-	$-
Operating Expenses
General and administrative expenses	527,496	35,096	6,564
Subcontract development services	151,437	39,362	16,990
Travel expenses	43,891	3,155	1,938
Office rent	69,471	26,609	5,973
Professional fees	1,516,611	316,516	-
Payroll and related expenses	1,676,266	69,364	-
Total operating expenses	3,985,172	490,102	31,465
Interest Income	31,321	-	-
Net Loss	$(3,938,931)	$(490,102)	$(31,465)

Earnings per Share
Basic earnings per share	$(.30)	$(.06)	$(.01)
Weighted average shares outstanding	13,079,398	8,094,756	5,833,333

See notes to consolidated financial statements.

Amesite Inc.

Consolidated Statement of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - November 14, 2017	$-	$-	$-	$-
Net loss	-	-	(31,465)	(31,465)
Common stock issued	583	(183)	-	400
Balance - December 31, 2017	583	(183)	(31,465)	(31,065)
Net loss	-	-	(490,102)	(490,102)
Common stock issued in connection with offerings - Net of issuance costs of $764,036	382	4,652,304	-	4,652,686
Recapitalization	310	(33,452)	-	(32,832)
Stock option compensation expense	-	180,802	-	180,802
Balance - June 30, 2018	1,275	4,799,471	(521,567)	4,279,179
Net loss	-	-	(3,938,931)	(3,938,931)
Issuance of restricted common stock	34	(34)	-	-
Common stock warrant expense	-	897,565	-	897,565
Stock option compensation expense	-	607,116	-	607,116
Balance - June 30, 2019	$1,309	$6,304,118	$(4,460,498)	$1,844,929

See notes to consolidated financial statements.

Amesite Inc.

Consolidated Statement of Cash Flows

Year Ended June 30, 2019, Six Months Ended June 30, 2018, and Period from November 14, 2017
(date of incorporation) through December 31, 2017

	2019	2018	2017
Cash Flows from Operating Activities
Net loss	$(3,938,931)	$(490,102)	$(31,465)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	159,844	1,367	245
Stock compensation expense	607,116	180,802	-
Stock warrant expense	897,565	-	-
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	5,000	-	-
Prepaid expenses and other assets	(44,233)	(58,609)	(5,000)
Accounts payable	202,279	5,264	-
Accrued compensation	969	-	-
Accrued and other liabilities	(124,401)	226,931	19,992
Net cash and cash equivalents used in operating activities	(2,234,792)	(134,347)	(16,228)
Cash Flows from Investing Activities
Purchase of property and equipment	(31,822)	(84,418)	(12,900)
Investment in capitalized software	(997,535)	(99,000)	-
Net cash and cash equivalents used in investing activities	(1,029,357)	(183,418)	(12,900)
Cash Flows from Financing Activities
Repayment of note to Lola One stockholder	-	(33,142)	-
Net repayments to stockholder	(1,065)	(27,663)	28,728
Issuance of stock - net of offering costs	-	4,652,686	400
Net cash and cash equivalents (used in) provided by financing activities	(1,065)	4,591,881	29,128
Net (Decrease) Increase in Cash and Cash Equivalents	(3,265,214)	4,274,116	-
Cash and Cash Equivalents - Beginning of year	4,274,116	-	-
Cash and Cash Equivalents - End of year	$1,008,902	$4,274,116	$-
Significant Noncash Transactions
Assumption of Lola One liabilities concurrent with merger - as part of merger, Lola One note payable of $33,452 was assumed and recorded in additional paid-in-capital, net of common stock issued	$-	$33,142	$-
Acquisition of capitalized software included in accounts payable	56,255	-	-

See notes to consolidated financial statements.

Amesite Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Amesite Inc. (the “Company”) was formed in November 2017 and is a development stage artificial intelligence software company targeting the college course market.

On April 27, 2018, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger”), Lola One Acquisition Sub, Inc. merged with and into Amesite Operating Company, with Amesite Operating Company remaining as the surviving entity and a wholly-owned operating subsidiary of Lola One Acquisition Company (“Lola One”). Following the Merger, Lola One changed its name to “Amesite Inc.” and changed its fiscal year end to June 30.

During the year ended June 30, 2019, the Company began generating revenue from its services and products. The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Merger was accounted for as a reverse recapitalization, with Amesite Operating Company considered the acquirer for accounting purposes. The consolidated financial statements of the Company reflect the historical operations of Amesite Operating Company before the Merger.

The Company’s fiscal year ends June 30. As a result of the change in fiscal year end disclosed in Note 1, the financial statements presented cover the full twelve months ended June 30, 2019, the six months ended June 30, 2018, and the period from inception, November 14, 2017, to December 31, 2017.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Amesite Inc. and its wholly owned subsidiary, Amesite Operating Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Amesite Inc.

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies (Continued)

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

In instances wherein inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Cash and Cash Equivalents

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. The Company began amortizing the first generation of its platform on October 1, 2018 over a period of three years and recognized amortization expense of approximately $122,000 for the year ended June 30, 2019.

Revenue Recognition

The Company generates substantially all of its revenue from contractually specified percentage arrangements with its university clients. The Company’s contracts with university clients have initial terms of 3 to 6 years and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the terms of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. The amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning of the first day of classes through the last.

Amesite Inc.

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies (Continued)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company has incurred losses since inception, is still developing its service platform, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense of approximately $151,000, $39,000, and $17,000 was charged to expense during the year ended June 30, 2019, the six month period ended June 30, 2018, and the period from inception, November 14, 2017 to December 31, 2017, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. At June 30, 2019 and June 30, 2018, the Company had 2,863,025 and 1,288,195 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the year ended June 30, 2019 and the six month period ended June 30, 2018, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in this period

Amesite Inc.

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies (Continued)

Stock-Based Payments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

The Company accounts for stock options and restricted shares of common stock issued to non-employees in accordance with the FASB ASC Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company re-measures these outstanding options to fair value at each reporting period. The measurement date for all outstanding restricted shares may not be reached until the contractual end of the contract in September 2019. Accordingly, the Company has estimated the fair value of those services performed through June 30, 2019, and recorded an expense in the consolidated statement of operations.

Upcoming Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company’s year beginning July 1, 2019. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has reviewed the new standard and its existing contracts and has determined there will be no transitional adjustment to the new standard for the fiscal year beginning July 1, 2019.

The FASB issued Accounting Standards Update “ASU” 2016-02, Leases, which will supersede the current lease requirements in ASC Topic 840. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The new lease guidance will be effective for the Company’s year ending June 30, 2021 and will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The new lease standard is expected to have an effect on the Company’s financial statements as a result of the Company’s operating leases, as disclosed in Note 8, which will be reported on the balance sheet at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to-use asset based on the present value of the minimum lease payments. The effects on the results of operations are not expected to be significant under the new standard.

Amesite Inc.

Notes to Consolidated Financial Statements

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

The reverse recapitalization presented in the Statement of Stockholders’ Equity reflects the net result of the shares exchanged at fair value and the 3,100,000 shares of common stock of the Company issued and outstanding prior to the Merger. A note payable Lola One had outstanding prior to the Merger, which was repaid during the six month period ended June 30, 2018, was recorded in additional paid-in capital. No other consideration was provided to Lola One as part of the reverse recapitalization.

Note 4 - Property and Equipment

Property and equipment are summarized as follows:

	June 30, 2019	June 30, 2018

Leasehold improvements	$47,129	$47,129
Furniture and fixtures	33,653	27,488
Computer equipment and software	48,358	22,701
Total cost	129,140	97,318
Accumulated depreciation	39,483	1,612
Net property and equipment	$89,657	$95,706

Depreciation expense for the year ended June 30, 2019, the six month period ended June 30, 2018, and the period from inception, November 14, 2017 to December 31, 2017, was $37,871, $1,367, and $245, respectively.

Amesite Inc.

Notes to Consolidated Financial Statements

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

Note 6 - Warrants

During the year ended June 30, 2019 and the six month period ended June 30, 2018, the Company issued 1,479,078 and 292,114 common stock warrants, respectively, to a placement agent related to fundraisings and other advisory services. The warrants have a term of five years from the closing date of the private placements and an exercise price of $1.50 per share. The Company measures the fair value of the warrants using the Black-Scholes Model (“BSM”).

The warrants are classified in stockholders’ equity of the Company.

The fair value of the warrants issued during the year ended June 30, 2019 and the six months ended June 30, 2018 was $897,565 and $203,615, respectively, based on the following inputs and assumptions below.

	2019	2018

Volatility (percent)	43	45
Risk-free rate (percent)	2	3
Expected term (in years)	5	6

The weighted-average exercise price of all warrants outstanding as of June 30, 2019 and 2018 was $1.50 per share.

Amesite Inc.

Notes to Consolidated Financial Statements

Note 7 - Stock-Based Compensation

The Company’s Equity Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, or restricted stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The Company believes that such awards better align the interests of its employees, directors, and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant; those option awards generally vest over two years from the grant date and generally have ten-year contractual terms. Certain option awards provide for accelerated vesting (as defined in the Plan).

The Company has reserved 2,529,000 shares of common stock to be available for granting under the Plan.

On July 13, 2018, the Company issued 340,278 restricted shares of common stock in exchange for consulting services provided during the six month period ended June 30, 2018, and for future services not yet rendered. The expense is recorded ratably over the term of the consulting contract and amounted to $245,000 during the year ended June 30, 2019. The restricted shares are subject to various provisions that prevent the stockholders from selling, transferring or pledging the shares until the earlier of twelve months after the Company’s common stock is quoted and traded on public exchange or October 1, 2019.

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

A summary of option activity for the six month period ended June 30, 2018 and the year ended June 30, 2019 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Shares

January 1, 2018	-	$-	0	-
Granted	947,917	1.50	10.0	947,917
Outstanding at June 30, 2018	947,917	1.50	10.0	947,917
Outstanding at July 1, 2018	947,917	1.50	10.0	947,917
Granted	270,916	1.50	9.05	270,916
Exercised	(127,000)	1.50		(127,000)
Outstanding at June 30, 2019	1,091,833	1.50	8.90	1,091,833
Vested or expected to vest at June 30, 2019	1,091,833	1.50	8.90	1,091,833
Exercisable at June 30, 2019	632,909	1.50	8.77	632,909

The weighted-average grant-date fair value of options granted during the year ended June 30, 2019 was $0.70. The options contained time-based vesting conditions satisfied over periods from two to four years from the grant date.

Amesite Inc.

Notes to Consolidated Financial Statements

Note 7 - Stock-Based Compensation (Continued)

The Company recognized $607,115 and $180,802 of expense related to the Plan for the year ended June 30, 2019 and the six month period ended June 30, 2018, respectively. There was no expense for the period from inception, November 14, 2017, to December 31, 2017. The expense is comprised of $245,000 for consulting services settled in restricted shares and $362,115 related to stock options for the year ended June 30, 2019. The expense is comprised of $102,084 for consulting services settled in restricted shares and $78,718 related to stock options for the period June 30, 2018.

As of June 30, 2019, there was approximately $321,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized over a weighted-average period of 1 year.

As of June 30, 2019, there was approximately $61,000 of total unrecognized compensation cost for non-employees related to unrendered services. That cost is expected to be recognized over the remaining contractual period of approximately 3 months.

Note 8 - Related Party Transactions

The following is a description of transactions between the Company and related parties:

Advances from stockholder

As of June 30, 2018 and December 31, 2017 the Company had outstanding advances from a stockholder totaling $1,065 and $28,728, respectively. Advances from a stockholder of $210,564 and $28,728 to fund certain costs were received during the period ended June 30, 2018 and December 31, 2017, respectively. The Company repaid most of the advances during the period ended June 30, 2018, with the remaining balance repaid during the period ended June 30, 2019. There were no amounts outstanding at June 30, 2019.

Note 9 - Operating Lease

The Company is obligated under an operating lease primarily for its office, which was amended on March 19, 2019. Prior to the amendment, the lease required monthly rent of $3,733. The lease requires the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $7,942. A refundable security deposit of $5,000 was also required as part of the lease. The lease expires in May 2022 and has a one year renewal option. Total rent expense was $69,471, $26,609, and $5,973 for the year ended June 30, 2019, the six month period ended June 30, 2018, and the period from inception, November 14, 2017, to December 31, 2017, respectively. The future minimum annual commitments under this operating lease are as follows:

Period Ending June 30	Amount

2020	$95,310
2021	95,310
2022	87,368
Total	$277,988

Amesite Inc.

Notes to Consolidated Financial Statements

Note 10 - Income Taxes

For the year ended June 30, 2019 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax expense or benefit for the year ended June 30, 2019 or the six month period ended June 30, 2018.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	June 30, 2019	June 30, 2018	December 31, 2017

Income tax recovery, computed at the applicable federal tax rate (21 percent for 2019 and 2018 and 34 percent for 2017) of pretax loss	$(827,176)	$(102,921)	$(10,698)
Effect of nondeductible expenses	4,085	191	56
State income tax recovery	(185,454)	-	-
Change in valuation allowance	1,030,996	4,069	10,642
Adjustments of prior year estimates and other	(22,451)	98,662	-
Total provision for income taxes	$-	$1	$-

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes as a result of adjustments to the valuation allowance and expenses that are not deductible for tax purposes.

The details of the net deferred tax asset are as follows:

	June 30, 2019	June 30, 2018

Deferred tax assets:
Depreciation	$(23,077)	$339
Start-up and organizational costs	170,895	68,077
Stock compensation expense	340,870	16,530
Capitalized software	(250,852)	-
Straight line rent adjustment for book	5,267	-
Charitable contributions	772	-
Net operating loss carryforwards	897,184	24,358
Gross deferred tax assets	1,141,059	109,304
Valuation allowance recognized for deferred tax assets	(1,141,059)	(109,304)
Net deferred tax assets	$-	$-

The Company has approximately $3,486,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 11 - Subsequent Events

Subsequent to year end, on August 15, 2019 the Company issued 1,000,000 shares of common stock for $2,000,000. On September 26, 2019 the Company issued 242,485 shares of common stock for $484,970.

Item 9A. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and certain information regarding each of our directors and executive officers as of September 30, 2019:

NAME	POSITION(S)	AGE
Ann Marie Sastry, Ph.D. (3)	President, Chief Executive Officer, Chairman of the Board	51
Rick DiBartolomeo	Chief Financial Officer	60
J. Michael Losh (1) (3)	Director	73
Edward H. Frank, Ph.D. (1) (2) (3)	Director	62
Richard Ogawa (2) (3)	Director	56
Anthony M. Barkett (1) (2) (3)	Director	53
Barbie Brewer (2) (3)	Director	43

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	The entire board of directors serves as the nominating and corporate governance committee.

Executive Officers

Ann Marie Sastry, Ph.D. - Chief Executive Officer and Chairman of the board of directors

Dr. Sastry has been the President, Chief Executive Officer and Chairman of Amesite since the Merger and President and Chief Executive Officer of Amesite OpCo since its incorporation in November 2017. From April 2008 to October 2015, Dr. Sastry served as the President, Chief Executive Officer, member of the board of directors and co-founder of Sakti3, recognized as one of the Massachusetts Institute of Technology’s 50 Smartest Companies in 2015. Backed by a global team of venture capitalists Sakit3 was sold to Dyson Ltd. in 2015 for $90 million. Dr. Sastry was invited to the White House in 2015 to be recognized for her technology entrepreneurship, and meet with President Barack Obama. From October 2015 to November 2017, Dr. Sastry continued on with Dyson as head of the global solid state battery team, focusing on technology strategy and advancement, staff and organizational growth, and partnership development. Her technology and business work have been featured in the WSJ, Fortune, Forbes, the Economist, USA Today, the New York Times and on the cover of Inc.

Prior to starting her companies, Dr. Sastry was a professor of engineering at the University of Michigan. Dr. Sastry was named an Arthur F. Thurnau Professor (UM’s highest teaching honor) in 2008. Tenured and promoted early, Sastry was recognized with some of the highest honors in her scientific fields over her 17 year academic career, including the ASME Frank Kreith Energy Award (2011) and NSF's Presidential Early Career Award for Scientists and Engineers (1997). She founded two academic research centers in intracellular signaling (Keck Foundation) and advanced automotive batteries (GM / Department of Energy), and a global graduate program in Energy Systems Engineering. She has co-authored over 100 publications and 100 patents and filings, and has delivered over 100 invited lectures and seminars globally on a range of scientific and technology topics, spanning mathematics, physics, bioscience and battery technology. Sastry is active in philanthropy and business mentorship, with a focus on education and poverty alleviation. She holds PhD and MS degrees from Cornell University, and a BS from the University of Delaware, all in mechanical engineering. We believe that Dr. Sastry’s experience working with successful companies and her experience in education qualifies her to serve on our board of directors.

Rick DiBartolomeo - Chief Financial Officer

Richard D. DiBartolomeo was appointed in November 2018 as the Company’s Chief Financial Officer. From January 1982 to October 2007, Mr. DiBartolomeo served as a Partner at Deloitte & Touche, LLP. From October 2007 to March 2010, Mr. DiBartolomeo served as Principal in Charge of Assurance and Advisory Services for the Southeastern Michigan offices of the The Rehmann Group. From April 2010 to June 2012, Mr. DiBartolomeo served as Executive Director for the Rick Snyder for Michigan Committee. From June 2012 to October 2014, Mr. DiBartolomeo served as Administrator-Defined Contributions, Trust & Agencies Division for the State of Michigan. From October 2014 to January 2016, Mr. DiBartolomeo served as Chief Financial Officer-Unemployment Insurance Agency of the State of Michigan. Since May 2016, Mr. DiBartolomeo has been providing part time CFO consulting services to small and mid-size companies. Mr. DiBartolomeo received his BBA in Accounting from Western Michigan University and a Masters in Finance from Walsh College.

Non-Employee Directors

J. Michael Losh - Director

Mr. Losh has served as a member of Amesite OpCo’s board of directors since February 2018 and of the Company’s Board of Directors since the Merger. Mr. Losh served as the Chief Financial Officer at Cardinal Health from July 2004 to May 2005. Mr. Losh was with General Motors from 1964 to 2000. He served as the Chief Financial Officer and Executive Vice President of General Motors Corp., the world's largest vehicle manufacturer, from July 1994 to August 2000. He is the Chairman of the Board of Masco Corp. (NYSE: MAS) (2014-present), and Director at Aon PLC (NYSE: AON) (2003-present), HB Fuller Co (2001-present), Prologis, Inc. (NYSE: PLD) (2014-present) and Cardinal Health Inc. (NYSE: CAH) (1996 to 2009 and 2018 to present). Mr. Losh has served as a director of AMB Corp., Care Fusion Inc., Electronic Data Systems Corp., Delphi Automotive Systems Corp., Hughes Electronics, Quaker Oats Company, and TRW Automotive Inc. He served as Chairman of the boards of GMAC and Metaldyne Corp. Mr. Losh holds a B.S. in Mechanical Engineering from Kettering University and an M.B.A. from Harvard University. We believe that Mr. Losh’s public company experience qualifies him to serve on our board of directors.

Dr. Edward H. Frank, Ph.D. - Director

Dr. Edward H. Frank has served as a member of Amesite OpCo’s board of directors since April 2018 and of the Company’s Board of Directors since the Merger. Dr. Frank is presently co-founder and CEO of Brilliant Lime, Inc., a very early-stage technology development startup. Previously, he was co-founder and CEO of Cloud Parity Inc., a voice-of-the-customer startup in the San Francisco Bay Area, founded in late 2013. From 2009 through 2013, he was Vice President of Macintosh Hardware Systems Engineering at Apple, Inc. where he led the development of four generations of Macintosh laptop and desktop computers. Before joining Apple, he was Corporate Vice President of Research and Development at Broadcom, where he was responsible for Broadcom's overall engineering execution and played a key role in corporate business and IP strategy. Prior to becoming Corporate VP of Research and Development, Dr. Frank co-founded and led the engineering group for Broadcom's Wireless LAN business, which is now one of Broadcom's largest business Shares. Dr. Frank joined Broadcom in May 1999 following its acquisition of Epigram, Inc., where he was the founding CEO and Executive Vice President. From 1993 to 1996, he was a co-founder and Vice President of Engineering of NeTpower, Inc., a computer workstation manufacturer. From 1988 to 1993, Dr. Frank was a Distinguished Engineer at Sun Microsystems, Inc., where he co-architected several generations of Sun's SPARCstations and was a principal member of Sun's Green Project, which developed the precursor to the Java cross-platform web programming language. Dr. Frank holds over 50 issued patents. He presently serves on the boards of directors of Analog Devices (ADI), Cavium (CAVM), Quantenna (QTNA), and eASIC, and is an advisor to several Bay Area venture capital firms and startups. Dr. Frank holds BSEE and MSEE degrees from Stanford University. He received a Ph.D. in computer science from Carnegie Mellon University, where he was a Hertz Foundation Fellow. In 2018, he was elected to the National Academy of Engineering for his contributions to the development and commercialization of wireless systems. Dr. Frank has been a Trustee of Carnegie Mellon University since 2000 and is currently a Vice-Chairman of its Board of Trustees. Dr. Frank is also the Executive Director (pro bono) of Metallica’s All Within My Hands Foundation, and is the founder and vintner of Compass Vineyards, in Napa California, a boutique producer of 100% estate grown Cabernet Sauvignon. We believe that Dr. Frank’s public company experience qualifies him to serve on our board of directors.

Richard Ogawa, J.D. - Director

Mr. Ogawa has served as a member of Amesite OpCo’s board of directors since February 2018 and of the Company’s Board of Directors since the Merger. Mr. Richard T. Ogawa has been General Counsel at Inphi Corporation since 2013, responsible for overseeing legal matters as well as corporate, intellectual property, and government affairs. Mr. Ogawa is a Registered United States Patent Attorney and a Member of the California State Bar with more than 25 years of experience specializing in technology companies. Prior to Inphi, he was a Partner at Townsend and Townsend, a law firm focused on intellectual property. He is the founder and owner of Ogawa Professional Corporation, his own law firm, focusing on venture backed startup companies. He is General Counsel for Soraa Laser Diode, Inc., a venture funded company by Khosla Ventures, and is General Counsel for MCube, Inc. a venture funded company by Kleiner Perkins Caufield & Byers. He has also held a variety of engineering and management positions at NEC Electronics. He is a Charter Member of the Indus Entrepreneur Group (TIE) and had been a member of the boards of the Asian Law Alliance, American Intellectual Property Law Association, and others. Mr. Ogawa also served as a Partner Member for Technology Group 2800 of the United States Patent and Trademark Office. He received a B.S. in Chemical Engineering from the University of California, Davis in 1984, and a J.D. from McGeorge School of Law, University of Pacific in 1991. We believe that Mr. Ogawa’s experience as an attorney and his patent expertise qualifies him to serve on our board of directors.

Anthony M. Barkett, J.D. - Director

Mr. Barkett has served as a member of Amesite OpCo’s board of directors since February 2018 and of the Company’s Board of Directors since the Merger. Mr. Barkett is a California- based real estate developer. He holds Bachelor of Arts degrees in Economics and Political Science from the University of California at Los Angeles, as well as a Juris Doctor degree from the University of the Pacific McGeorge School of Law. Mr. Barkett practiced law from 1994-2003 specializing in land use, affordable housing and government relations. He is currently the managing member of several LLC's which developed and now own and manage commercial real estate in CA, Arizona and Hawaii. He is the managing member of Oliveto, LLC which farms and manages olive and walnut orchards in Linden, CA. He is the CEO of Trinity Solar and managing member of Affordable Energy Partners, LLC which built and still owns and manages solar systems throughout CA. In 2013 he was appointed by Governor Jerry Brown to the California Citizens Compensation Commission, a State commission that sets compensation for the legislature. He is a board member and has been for 17 years of the Downtown Stockton Alliance which is a property owner based 501c 3 organized to promote and restore downtown Stockton, He is a political consultant for Stockton East Water District and has held this position for 20 years. In 2016, He was a co-founder of Ready to Work a 501 c3 corporation formed to help homeless and previously incarcerated men get paid work, job training and permanent housing. We believe that Mr. Barkett’s non-profit experience qualifies him to serve on our board of directors.

Barbie Brewer - Director

Ms. Brewer has served as a member of our board of directors since July 2019. Ms. Brewer has been the Chief People Officer of Marqeta, Inc., the global standard for modern card issuing, since February 2019. From May 2017 to present, Ms. Brewer has also been the founder and CEO of TNT Consulting LLC, a consulting firm that advises early-stage growth companies. From September 2017 to February, 2019, Ms. Brewer was the Chief Culture Officer of GitLab Inc., an information technology and services company that uses open-source software to create a single application that covers the entire DevOps lifecycle. From 2011 through 2017, Ms. Brewer served as the Vice President of Human Resources at Netflix, where she led human resources for Netflix's product innovation, engineering/development, business development and digital supply chain organizations at Netflix, managing a team that supported over 1,500 employees. Prior thereto, from April 2008 to January 2011, Ms. Brewer worked as a Vice President of Human Resources at Sportvision, a leading provider in sports entertainment products and data solutions. From 2000 through 2007, Ms. Brewer worked at Cisco as the Human Resources Manager. She also has certifications in Situational Leadership and Project Management. Ms. Brewer received a bachelor’s degree in communications and business from Santa Clara University, where she graduated Magna Cum Laude. She also holds a master’s degree in Human Resource Management from George Washington University. We believe that Ms. Brewer’s management experience qualifies her to serve on our board of directors.

Involvement in certain legal proceedings.

None of the following events has occurred during the past ten years and which are material to an evaluation of the ability or integrity of any director or executive officer:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

All of our directors will hold office until their successors have been elected and qualified or appointed or the earlier of their death, resignation or removal. Executive officers are appointed and serve at the discretion of the board of directors.

We have a staggered board. Our directors are divided into three classes, designated as Class I, consisting of two directors, Class II, consisting of one director, and Class III, consisting of two directors, with no more than one class eligible for re-election at any annual stockholder meeting. Our two Class I directors were elected for a term expiring on the date of our 2021 annual stockholder meeting. Our Class II director was elected for a term expiring on the date of our 2019 annual stockholder meeting. Our two Class III directors were elected for a term expiring on the date of our 2020 annual stockholder meeting. The division of our board of directors into three classes with staggered three year terms after the initial term may delay or prevent a change of our management or a change in control.

The following table sets forth the names and classes of our directors:

Class I directors	Class II director	Class III directors
J. Michael Losh	Ann Marie Sastry	Anthony Barkett
Richard Ogawa	Barbie Brewer	Dr. Edward H. Frank

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system, which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the rules and regulations of the SEC and the Nasdaq Stock Market LLC. Under such rules, our board of directors has determined that other than Dr. Sastry and Mr. Ogawa, the other members of our board of directors are independent directors. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors, our board of directors considered the association of our directors with the holders of more than 5% of our Common Stock. We expect to transition the composition and functioning of our board of directors and each of our committees to comply with all applicable requirements of the NASDAQ Stock Market and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.

Board Diversity

Our nominating and corporate governance committee will be responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will consider many factors, including the following:

●	diversity of personal and professional background, perspective and experience;

●	personal and professional integrity, ethics and values;

●	experience in corporate management, operations or finance, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment;

●	experience relevant to our industry and with relevant social policy concerns;

●	experience as a board member or executive officer of another publicly held company;

●	relevant academic expertise or other proficiency in an area of our operations;

●	practical and mature business judgment, including ability to make independent analytical inquiries;

●	promotion of a diversity of business or career experience relevant to our success; and

●	any other relevant qualifications, attributes or skills.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Board Committees

Our board of directors has established the committees described below and may establish others from time to time. The charters for each of our committees are available on our website.

Audit committee

Our audit committee is comprised of Anthony M. Barkett, Dr. Edward H. Frank and J. Michael Losh. Mr. Losh serves as the chairperson of the committee. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the applicable rules of the SEC and The NASDAQ Capital Market. Mr. Losh qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

●	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing annually a report by the independent registered public accounting firm regarding the independent registered public accounting firm’s internal quality control procedures and various issues relating thereto;

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	oversight and review of the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;

●	oversight of the creation of policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;

●	periodically reviewing legal compliance matters, including any securities trading policies, periodically reviewing significant accounting and other financial risks or exposures to our Company and reviewing and, if appropriate, approving all transactions between our company and any related party (as described in Item 404 of Regulation S-K promulgated under the Exchange Act); and

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation committee

Our compensation committee is comprised of Barbie Brewer, Anthony M. Barkett, and Dr. Edward H. Frank. Ms. Brewer serves as the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of the NASDAQ Capital Market and is a “non-employee director” within the meaning of Rule 16b-3(b)(3) promulgated under the Exchange Act. The compensation committee’s responsibilities include, among other things:

●	reviewing and approving corporate goals and objectives relevant to the compensation of the chief executive officer;

●	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and approving the compensation of the chief executive officer;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing the compensation, welfare, benefit and pension plans and similar plans;

●	reviewing and making recommendations to the board of directors with respect to director compensation; and

●	preparing for inclusion in the proxy statement the report, if any, of the compensation committee required by the SEC.

The compensation committee has the power to investigate any matter brought to its attention within the scope of its duties and has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Nominating and corporate governance committee

We do not have a designated nominating and corporate governance committee. The entire board of directors is responsible for:

●	developing criteria for membership on the board of directors and committees;

●	identifying individuals qualified to become members of the board of directors;

●	recommending persons to be nominated for election as directors and to each committee of the board of directors;

●	annually reviewing our corporate governance guidelines; and

●	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

Risk Assessment and Compensation Practices

Our management assessed and discussed with our compensation committee our compensation policies and practices for our employees as they relate to our risk management and, based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us in the future.

Our employees’ base salaries are fixed in amount and thus we do not believe that they encourage excessive risk taking. While performance-based cash bonuses focus on achievement of short-term or annual goals, which may encourage the taking of short-term or annual risks at the expense of long-term results, we believe that our compensation policies help mitigate this risk and our performance-based cash bonuses are limited, representing a small portion of the total compensation opportunities available to most employees. We also believe that our performance-based cash bonuses appropriately balance risk and the desire to focus our employees on specific short-term goals important to our success and do not encourage unnecessary or excessive risk taking.

A significant proportion of the compensation provided to our employees is in the form of long-term equity-based incentives that we believe are important to help further align our employees’ interests with those of our stockholders. We do not believe that these equity-based incentives encourage unnecessary or excessive risk taking because their ultimate value is tied to our stock price.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Following the closing of the Merger, the code of business conduct and ethics will be available on our website at www.amesite.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation will provide that to the fullest extent permitted by the General Corporation Law, a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Our amended and restated bylaws provide that we shall indemnify and hold harmless our directors and officers to the fullest extent permitted by applicable law, except that we will not be required to indemnify or hold harmless any director or officer in connection with any proceeding initiated by such person unless the proceeding was authorized by our board of directors. Under our amended and restated bylaws, such rights shall not be exclusive of any other rights acquired by directors and officers, including by agreement.

Our amended and restated bylaws provide that we will pay expenses to any director or officer prior to the final disposition of the proceeding, provided, however, that such advancements shall be made only upon receipt of an undertaking by such director or officer to repay all amounts advanced if it should be ultimately determined that such director or officer is not entitled to indemnification under the amended and restated bylaws of or otherwise.

In addition to the indemnification obligations required by our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into indemnification agreements with each of our directors and officers. These agreements provide for the indemnification of our directors and executive officers for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought or threatened to be brought against them by reason of the fact that they are or were our agents. We believe that these amended and restated certificate of incorporation provisions, amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

As a condition to the Merger, we also entered into a Pre-Merger Indemnity Agreement with our former officers and directors, pursuant to which we agreed to indemnify such former officers and directors for actions taken by them in their official capacities relating to the consideration, approval and consummation of the Merger and certain related transactions.

We expect to obtain general liability insurance that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

The above provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. The provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened litigation or proceedings that might result in a claim for such indemnification.

Item 11. Executive Compensation

The following is a discussion of compensation arrangements of our named executive officers (the “Named Executive Officers”). As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our Named Executive Officers for the years ended June 30, 2019 and 2018 include our principal executive officer and the next most highly compensated executive officers during the years ended June 30, 2019 and 2018.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during the years ended June 30, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Ann Marie Sastry	2019	$350,000	$200,000				$550,000
Chief Executive Officer	2018	$61,923					$61,923

Employment Agreements

We generally execute an offer of employment or employment agreement before an executive joins the company. This offer describes the basic terms of the executive’s employment, including his or her start date, starting salary, bonus target and any equity awards. Base salaries for our named executive officers other than our Chief Executive Officer will typically be reviewed annually in connection with their performance reviews.

 Ann Marie Sastry, Chief Executive Officer

On April 27, 2018 we entered into an Executive Employment Agreement with Dr. Sastry (the “Sastry Employment Agreement”). Pursuant to the terms of the Sastry Employment Agreement, Dr. Sastry is entitled to a $350,000 base salary (the “Base Salary”) to be paid in accordance with our regularly established payroll practice. Additionally, Dr. Sastry received a bonus of $200,000 for the year ended June 30, 2019 based upon achievement of certain performance milestones (with determination of achievement of such milestones approved by the Compensation Committee of our Board). Dr. Sastry is also eligible to receive other customary benefits, including paid time off, health insurance, and other benefits. Dr. Sastry’s base salary is reviewed periodically by our Board and adjustments may be made upon the recommendations of the Compensation Committee.

Except in situations where the employment of Dr. Sastry is terminated for “Cause” (as that term is defined in the Sastry Employment Agreement) or by death, in the event that the we terminate Dr. Sastry’s employment at any time, Dr. Sastry will receive (i) an amount equal to twelve (12) months of the her then-current Base Salary, payable in the form of salary continuation (“Severance” and such period, the “Severance Period”) and (ii) if Dr. Sastry timely elects COBRA continuation coverage, the Company will pay the cost of continuation coverage for Dr. Sastry and her eligible family members under the our group health plan until the earlier of (a) the end of the Severance Period, and (b) the date Dr. Sastry becomes covered under another employer’s group health plan. Dr. Sastry’s eligibility for Severance is conditioned on Dr. Sastry having first signed a release agreement with us. Executive shall not be entitled to any Severance if Dr. Sastry’s employment is terminated for Cause or by death or if Dr. Sastry’s employment is terminated by Dr. Sastry without Good Reason (as defined in the Sastry Employment Agreement).

Rick DiBartolomeo, Chief Financial Officer

 In connection with the appointment of Mr. DiBartolomeo as Chief Financial Officer, the Company and Mr. DiBartolomeo entered into a consulting agreement, effective November 12, 2018 (the “Consulting Agreement”), pursuant to which Mr. DiBartolomeo will receive a flat rate of $5,000 per month for his services. Under the terms of the Consulting Agreement, the Company will engage Mr. DiBartolomeo as an independent contractor to perform certain services, including but not limited to, serving as the Company’s Chief Financial Officer and performing services normally provided by a chief financial officer. The engagement of Mr. DiBartolomeo pursuant to the Consulting Agreement will continue until the earlier of (i) the final completion of his Services (as such term is defined in the Consulting Agreement), or (ii) the termination of the Consulting Agreement as provided in the Consulting Agreement. Each party to the Consulting Agreement may terminate such agreement upon providing 21 days’ prior written notice of such termination to the other party. In addition, the Company may terminate the Consulting Agreement immediately and without prior notice under certain circumstances.

Outstanding Equity Awards at 2019 Fiscal Year-End

None.

Director Compensation

No compensation was paid to our non-employee directors during the year ended June 30, 2019 for director services provided to our company.

Equity Incentive Plans

The following summary provides more detailed information concerning our equity compensation plan. This summary is qualified in its entirety by the full text of the compensation plan and related form of award agreement, each of which has been filed as an exhibit to Annual Report on Form 10-K.

2018 Equity Incentive Plan

On April 26, 2018, the Board adopted and the Company’s stockholders approved the Amesite Inc. 2018 Equity Incentive Plan, or the 2018 Plan. The 2018 Plan is intended to align the interests of our stockholders and the recipients of awards under the 2018 Plan, and to advance our interests by attracting and retaining directors, officers, employees and other service providers and motivating them to act in our long-term best interests. The material terms of the 2018 Plan are as follows:

Plan term. The 2018 Plan became effective on July 23, 2018 and terminates on the tenth anniversary of its effective date, unless terminated earlier by our Board.

Eligible participants. All officers, directors, employees, consultants, agents and independent contractors, and persons expected to become officers, directors, employees, consultants, agents and independent contractors of our Company or any of our subsidiaries are eligible to receive awards under the 2018 Plan. The Compensation Committee of our board will determine the participants under the 2018 Plan.

Shares authorized. 2,529,000 shares of common stock will be available for awards granted under the 2018 Plan, inclusive of 1,288,195 shares subject to options originally granted under the 2017 Plan and assumed in connection with the Merger, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the 2018 Plan. As of the first day of each calendar year beginning on or after January 1, 2021, the number of shares available for all awards under the 2018 Plan, other than incentive stock options, will automatically increase by a number equal to the least of (i) five percent (5%) of the number of shares of the Company’s common stock that are issued and outstanding as of that date, or (ii) a lesser number of shares of the Company’s common stock as determined by the Compensation Committee. To the extent that shares of common stock subject to an outstanding award granted under the 2018 Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of an award in cash, then those shares of common stock will again be available under the 2018 Plan. In addition, any shares covered by an award that have been surrendered in connection with the payment of the award exercise or purchase price or in satisfaction of tax withholding obligations incident to the grant, exercise, vesting or settlement of an award will be deemed not to have been issued for purposes of determining the maximum number of shares of common stock which may be issued pursuant to all awards under the 2018 Plan.

Award types. Awards include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards.

Administration. The Compensation Committee will interpret and administer the 2018 Plan. The Compensation Committee’s interpretation, construction and administration of the 2018 Plan and all of its determinations thereunder will be conclusive and binding on all persons.

The Compensation Committee shall have the authority to determine the participants in the 2018 Plan, the form, amount and timing of any awards, the performance goals, if any, and all other terms and conditions pertaining to any award. The Compensation Committee may take any action such that (i) any outstanding options and stock appreciation rights become exercisable in part or in full, (ii) all or any portion of a restriction period on any restricted stock or restricted stock units will lapse, (iii) all or a portion of any performance period applicable to any performance-based award will lapse, and (iv) any performance measures applicable to any outstanding award will be deemed satisfied at the target level or any other level. Subject to the terms of the 2018 Plan relating to grants to our executive officers and directors, the Compensation Committee may delegate some or all of its powers and authority to the Chief Executive Officer and President or other executive officer as the Compensation Committee deems appropriate.

Stock options and stock appreciation rights. The 2018 Plan provides for the grant of stock options and stock appreciation rights. Stock options may be either tax-qualified incentive stock options or non-qualified stock options. The Compensation Committee will determine the terms and conditions to the exercisability of each option and stock appreciation right.

The period for the exercise of a non-qualified stock option or stock appreciation right will be determined by the Compensation Committee provided that no option may be exercised later than ten years after its date of grant. The exercise price of a non-qualified stock option and the base price of a stock appreciation right will not be less than 100% of the fair market value of a share of our common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option. A stock appreciation right entitles the holder to receive upon exercise, subject to tax withholding in respect of an employee, shares of our common stock, which may be restricted stock, with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right.

Each incentive stock option will be exercisable for not more than 10 years after its date of grant, unless the optionee owns greater than 10% of the voting power of all shares of our capital stock, or a “ten percent holder”, in which case the option will be exercisable for not more than five years after its date of grant. The exercise price of an incentive stock option will not be less than the fair market value of a share of our common stock on its date of grant, unless the optionee is a ten percent holder, in which case the option exercise price will be the price required by the Code, currently 110% of fair market value.

Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of our common stock, share withholding or through a cashless exercise arrangement, as permitted by the applicable award agreement. All of the terms relating to the exercise, cancellation or other disposition of an option or stock appreciation right upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the Compensation Committee.

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

Stock awards. The 2018 Plan provides for the grant of stock awards. The Compensation Committee may grant a stock award as a bonus stock award, a restricted stock award or a restricted stock unit award and, in the case of a restricted stock award or restricted stock unit award, the Compensation Committee may determine that such award will be subject to the attainment of performance measures over an established performance period. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the Compensation Committee.

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

Performance unit awards. The 2018 Plan provides for the grant of performance unit awards. Each performance unit is a right, contingent upon the attainment of performance measures within a specified performance period, to receive a specified cash amount, shares of our common stock or a combination thereof which may be restricted stock, having a fair market value equal to such cash amount. Prior to the settlement of a performance unit award in shares of our common stock, the holder of such award will have no rights as our stockholder with respect to such shares. Performance units will be non-transferable and subject to forfeiture if the specified performance measures are not attained during the specified performance period. All of the terms relating to the satisfaction of performance measures and the termination of a performance period, or the forfeiture and cancellation of a performance unit award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the Compensation Committee.

Cash-based awards. The 2018 Plan also provides for the grant of cash-based awards. Each cash-based award is an award denominated in cash that may be settled in cash and/or shares, which may be subject to restrictions, as established by the Compensation Committee.

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

Amendment or termination of the 2018 Plan. The board may amend or terminate the 2018 Plan as it deems advisable, subject to any requirement of stockholder approval required by law, rule or regulation.

Change of control. In the event of a change of control, our Board may, in its discretion, (1) provide that (A) some or all outstanding options and stock appreciation rights will immediately become exercisable in full or in part, (B) the restriction period applicable to some or all outstanding stock awards will lapse in full or in part, (C) the performance period applicable to some or all outstanding awards will lapse in full or in part, and (D) the performance measures applicable to some or all outstanding awards will be deemed to be satisfied at the target or any other level, (2) provide that some or all outstanding awards will terminate without consideration as of the date of the change of control, (3) require that shares of stock of the corporation resulting from such change of control, or a parent corporation thereof, be substituted for some or all of our shares subject to an outstanding award, and/or (4) require outstanding awards, in whole or in part, to be surrendered by the holder, and to be immediately canceled, and to provide for the holder to receive (A) a cash payment in an amount equal to (i) in the case of an option or stock appreciation right, the number of our shares then subject to the portion of such option or stock appreciation right surrendered, whether vested or unvested, multiplied by the excess, if any, of the fair market value of a share of our common stock as of the date of the change of control, over the purchase price or base price per share of our common stock subject to such option or stock appreciation right, (ii) in the case of a stock award, the number of shares of our common stock then subject to the portion of such award surrendered, whether vested or unvested, multiplied by the fair market value of a share of our common stock as of the date of the change of control, and (iii) in the case of a performance unit award, the value of the performance units then subject to the portion of such award surrendered; (B) shares of capital stock of the corporation resulting from such change of control, or a parent corporation thereof, having a fair market value not less than the amount determined under clause (A) above; or (C) a combination of the payment of cash pursuant to clause (A) above and the issuance of shares pursuant to clause (B) above.

Under the 2018 Plan, a change of control will occur upon: (i) a person’s or entity’s acquisition, other than from us, of beneficial ownership of 50% or more of either our then outstanding shares or the combined voting power of our then outstanding voting securities, but excluding certain acquisitions by the company, its subsidiaries or employee benefit plans, or by a corporation in which our stockholders hold a majority interest; (ii) a reorganization, merger or consolidation of the company if our stockholders do not thereafter beneficially own more than 50% of the outstanding shares or combined voting power of the resulting company, (iii) certain changes to the incumbent directors of our Company, or (iv) a complete liquidation or dissolution of the company or of the sale or other disposition of all or substantially all of our assets; but excluding, in any case, the initial public offering or any bona fide primary or secondary public offering following the occurrence of the initial public offering.

New plan benefits. The benefits that might be received by officers, employees and non-employee directors cannot be determined at this time. All officers, employees and non-employee directors are eligible for consideration to participate in the 2018 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of September 30, 2019, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of September 30, 2019 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 15,050,556 shares of our common stock outstanding as of September 30, 2019.

Shares of common stock that a person has the right to acquire within 60 days of September 30, 2019, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted below, the address of the persons listed on the table is c/o Amesite Inc., 205 East Washington Street, Suite B, Ann Arbor, Michigan 48104.

	Shares of Common Stock Beneficially Owned(#) (1)	Percentage of Common Stock Beneficially Owned(%) (1)
Directors and Named Executive Officers (2)
Ann Marie Sastry, Ph.D.	6,216,667	42.68%
J. Michael Losh	132,812	*	%
Edward H. Frank, Ph.D.	60,764	*	%
Richard Ogawa(3)	400,867	2.66%
Anthony M. Barkett	110,764	*	%
Barbie Brewer	100,000	*	%
All directors and executive officers as a group (6 persons)	7,021,874	46.65%

Beneficial Owner Greater than 5% Stockholders
Mark Tompkins
Apt. 1,Via Guidino 23,
6900 Lugano
Paradiso, Switzerland	2,900,667	19.27%

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock.

(1)	Includes 2,921,145 shares of common stock issued upon the consummation of the closing of the Private Placement, 895,829 shares of our common stock in connection with the Insider Investment and 947,917 shares of our common stock issuable upon the exercise of certain outstanding equity awards.

(2)	Options and restricted stock held by directors and named executive officers are deemed fully vested for purposes of this calculation.

(3)	Includes 25,000 shares of common stock held of record by OGAWA Professional Corporation. Mr. Ogawa is the beneficial owner of OGAWA Professional Corporation and has voting and investment power over the securities held by OGAWA Professional Corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since July 1, 2017 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Common Stock Issued in the Insider Investment

Certain of our existing investors, including investors affiliated with certain of our directors, and Dr. Sastry, our chief executive officer, have purchased an aggregate of 566,667 shares of our Common Stock in the Insider Investment, for an aggregate purchase price of approximately $680,000. The following investors in the Insider Investment are related to the Company:

Inside Investors	Relationship With Company	Investment
Anthony Barkett	Director	$60,000
Ed Frank	Director	$50,000
Mike Losh	Director	$50,000
Richard Ogawa (through Ogawa P.C.)	Director	$30,000
Richard Ogawa	Director	$50,000
Ann Marie Sastry	Chief Executive Officer and Director	$340,000
Mark Tompkins	Former Chief Executive Officer, Director and Current 5%> Holder	$100,000

Related Party Advances

Since November 2017, Dr. Sastry has advanced approximately $239,292 to Amesite OpCo to fund its start-up operations, which included research and development, organizational costs, and various professional fees in connection with the private placement offerings and insider investment. Amesite OpCo and Dr. Sastry did not have a formal arrangement or agreement pursuant to which these funds were paid. Dr. Sastry paid certain Amesite OpCo related expenses and was reimbursed out of proceeds of the Private Placement. Dr. Sastry was repaid without interest.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

Amesite OpCo has entered into indemnification agreements with each of its directors and executive officers. These agreements, among other things, require Amesite OpCo or will require it to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of Amesite OpCo, arising out of the person’s services as a director or executive officer. As a condition to the Merger, we also entered into a Pre-Merger Indemnity Agreement with our former officers and directors, pursuant to which we agreed to indemnify such former officers and directors for actions taken by them in their official capacities relating to the consideration, approval and consummation of the Merger and certain related transactions.

Policies and Procedures for Related Party Transactions

We do not currently have written policies and procedures for related party transactions. Our board of directors plans to adopt a written related person transaction policy, to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K promulgated under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of Amesite OpCo’s total assets as of the end of the last two completed fiscal years and a related person had, has or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. Our audit committee will be responsible for reviewing and approving in advance the related party transactions covered by our related transaction policies and procedures.

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) has provided services in connection with the audit of our financial statements since 2017. The following table summarizes the fees of Deloitte billed us for each of the years ended June 30, 2018 and 2019.

	Year Ended June 30,
	2019	2018
Audit Fees (1)	$65,400	$49,300
Total Fees	$65,400	$49,300

(1)	Audit fees consist of fees for professional services performed by Deloitte for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our independent registered public accounting firm during the years ended June 30, 2019 and 2018. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre- approved all of the services provided by Deloitte.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		8-K	000-55804	2.1	5/2/2018
3.1	Certificate of Merger of Lola One Acquisition Sub, Inc. with and into Amesite OpCo (then known as Amesite Inc.)		8-K	000-55804	3.1	5/2/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of Lola One Acquisition Corporation		8-K	000-55804	3.2	5/2/2018
3.3	Form of the Amended and Restated Certificate of Incorporation of Amesite Inc. to be filed with the Secretary of State of Delaware		8-K	000-55804	3.3	5/2/2018
3.4	Amended and Restated Bylaws		8-K	000-55804	3.4	5/2/2018
4.1	Form of Warrant to Purchase Shares of Common Stock issued to Placement Agent.		8-K	000-55804	4.1	5/2/2018
4.2	Form of Registration Rights Agreement		8-K	000-55804	4.2	5/2/2018
4.3	Form of Pre-Funded Warrant		8-K	000-55804	4.1	4/12/2018
10.1†	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K	000-55804	10.1	5/2/2018
10.2†	2018 Equity Incentive Plan and forms of award agreements thereunder.		8-K	000-55804	10.2	5/2/2018
10.3	Form of Subscription Agreement by and between the Company and each investor in the Private Placement		8-K	000-55804	10.3	5/2/2018
10.4†	Employment Agreement dated November 14, 2017 between Amesite OpCo and Ann Marie Sastry		8-K	000-55804	10.4	5/2/2018
10.5†	Executive Employment Agreement dated April 27, 2018 between the Company and Ann Marie Sastry		8-K	000-55804	10.12	5/2/2018
10.6†	Consulting Agreement dated April 4, 2018 between Amesite OpCo and Richard Ogawa		8-K	000-55804	10.5	5/2/2018
10.7†	Consulting Agreement dated April 5, 2018 between Amesite OpCo and Bernie Chong		8-K	000-55804	10.6	5/2/2018
10.8	Commercial Lease Agreement dated November 13, 2017 in respect of 205-207 East Washington Street, 2nd Floor		8-K	000-55804	10.7	5/2/2018
10.9	Commercial Lease Agreement dated May 5, 2018 in respect of 205-207 East Washington Street, 3rd Floor		8-K	000-55804	99.1	5/10/2018
10.10	Amendment to Lease Agreement		8-K	000-55804	99.2	5/10/2018
10.11†	Form of Pre-Merger Indemnity Agreement		8-K	000-55804	10.8	5/2/2018
10.12	Common Stock Purchase Agreement dated April 17, 2017 between the Company and Mark Tompkins		10-12G	000-55804	10.1	6/27/2017

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
10.13	Common Stock Purchase Agreement dated April 17, 2017 between the Company and Ian Jacobs		10-12G	000-55804	10.2	6/27/2017
10.14	Form of Subscription Agreement for Pre-Funded Warrant.		8-K	000-55804	10.1	4/12/2018
14.1	Code of Ethics		10-KT	000-55804	14.1	8/17/2018
21.1	Subsidiaries of Amesite Inc.		10-KT	000-55804	21.1	8/17/2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: September 30, 2019	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry	Chief Executive Officer and Chairman of the Board	September 30, 2019
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

/s/ Richard D. DiBartolomeo	Chief Financial Officer	September 30, 2019
Richard D. DiBartolomeo	(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Michael Losh	Director	September 30, 2019
J. Michael Losh

/s/ Edward H. Frank	Director	September 30, 2019
Edward H. Frank, Ph.D.

/s/ Richard T. Ogawa	Director	September 30, 2019
Richard T. Ogawa

/s/ Anthony M. Barkett	Director	September 30, 2019
Anthony M. Barkett

/s/ Barbie Brewer	Director	September 30, 2019
Barbie Brewer