Form 10-Q
period 2019-09-30
Amesite Inc.
filed 2019-11-14
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

There were 14,963,321 shares of the registrant’s common stock issued and outstanding as of November 14, 2019.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Amesite Inc.

Condensed Consolidated Financial Statements

September 30, 2019

Amesite Inc.

Amesite Inc.
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2019	June 30, 2019
Assets
Current Assets
Cash and cash equivalents	$2,077,754	$1,008,902
Prepaid expenses and other current assets	92,547	97,842

Property and Equipment - Net	83,265	89,657

Capitalized Software	1,132,544	974,562

Security Deposit (Note 5)	5,000	5,000

Total assets	$3,391,110	$2,175,963

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$137,978	$207,543
Accrued and other current liabilities:
Accrued compensation	26,460	48,643
Accrued subcontractor fees	16,975	28,000
Accrued professional fees	24,500	25,000
Other accrued liabilities	19,816	21,848

Total liabilities	225,729	331,034

Stockholders’ Equity:
Common stock, $.0001 par value; 50,000,000 shares authorized; 14,333,070 and 13,090,585 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	1,433	1,309
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 or June 30, 2019	-	-
Additional paid-in capital	8,577,543	6,304,118
Accumulated deficit	(5,413,595)	(4,460,498)

Total stockholders’ equity	3,165,381	1,844,929

Total liabilities and stockholders’ equity	$3,391,110	$2,175,963

See notes to condensed consolidated financial statements.

Amesite Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018

Net Revenue	$7,700	$-

Operating Expenses
General and administrative expenses	313,801	69,116
Subcontract development services	25,555	58,170
Travel expenses	21,024	14,147
Office rent	22,053	17,514
Professional fees	114,051	163,241
Payroll and related expenses	466,680	319,298

Total operating expenses	963,164	641,486

Investment Income - Net	2,367	-

Net Loss	$(953,097)	$(641,486)

Earnings per Share

Basic earnings per share	$(.07)	$(.05)

Weighted average shares outstanding	13,611,997	13,045,713

See notes to condensed consolidated financial statements.

Amesite Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance – July 1, 2018	$1,275	$4,799,471	$(521,567)	$4,279,179

Net loss	-	-	(641,486)	(641,486)
Issuance of restricted common stock	34	(34)	-	-
Stock compensation expense	-	148,241	-	148,241

Balance - September 30, 2018	$1,309	$4,947,678	$(1,163,053)	$3,785,934

Balance – July 1, 2019	1,309	6,304,118	(4,460,498)	1,844,929

Net loss	-	-	(953,097)	(953,097)
Issuance of common stock	124	2,093,555	-	2,093,679
Stock compensation expense	-	179,870	-	179,870

Balance - September 30, 2019	$1,433	$8,577,543	$(5,413,595)	$3,165,381

See notes to condensed consolidated financial statements.

Amesite Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018
Cash Flows from Operating Activities
Net loss	$(953,097)	$(641,486)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	101,248	8,890
Stock compensation expense	179,870	148,241
Changes in operating assets and liabilities which (used) provided cash:
Prepaid expenses and other assets	5,295	18,014
Accounts payable	(69,565)	262,459
Accrued compensation	(22,183)	-
Accrued and other liabilities	(13,557)	(177,198)

Net cash and cash equivalents used in operating activities	(771,989)	(381,080)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,478)	(21,040)
Investment in capitalized software	(249,360)	(273,009)

Net cash and cash equivalents used in investing activities	(252,838)	(294,049)

Cash Flows from Financing Activities
Net repayments to stockholder	-	(1,065)
Issuance of common stock - net of offering costs	2,093,679	-

Net cash and cash equivalents provided by (used in) financing activities	2,093,679	(1,065)

Net Increase (Decrease) in Cash and Cash Equivalents	1,068,852	(676,194)

Cash and Cash Equivalents - Beginning of period	1,008,902	4,274,116

Cash and Cash Equivalents - End of period	$2,077,754	$3,597,922

Significant Noncash Transactions - Acquisition of capitalized software included in accounts payable and accrued liabilities	$53,625	$-

See notes to condensed consolidated financial statements.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018

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

In the opinion of management, the financial statements of the Company as of September 30, 2019 and for the three months ended September 30, 2019 and 2018 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Amesite Inc. and its wholly owned subsidiary, Amesite Operating Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018

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

Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking, savings, and investment accounts) that was insured by the FDIC at September 30, 2019 was $250,000.

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. Capitalized software is amortized over three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $91,378 for the three month period ended September 30, 2019. The Company did not recognize any amortization expense for the three month period ended September 30, 2018.

Revenue Recognition

The Company generates its revenue from the licensing of its student learning software to universities within the United States of America. The software includes a platform that tightly integrates technology and services to attract, enroll, educate, and support students for certain classes offered by the universities. These licenses generally have three- to six-year terms. The Company transfers its software and support to its customers over a period of time and its customers consume and receive benefits from the Company’s software and support over the related contract period.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018

Note 2 - Significant Accounting Policies (Continued)

The Company’s has determined that its contracts contain one performance obligation and, as such, recognizes revenue on a per student basis over the term of the contract.

For the three-month period ended September 30, 2019, there were no receivables or deferred revenue recorded, nor were there balances as of June 30, 2019. Additionally, there were no contract assets recorded at September 30, 2019.

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

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense of approximately $26,000 and $58,000 was charged to expense during the three months ended September 30, 2019 and September 30, 2018

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018

Note 2 - Significant Accounting Policies (Continued)

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three months ended September 30, 2019, the Company had 1,170,833 and 1,771,192 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three months ended September 30, 2018, the Company had 1,011,917 and 292,114 potentially dilutive shares of common stock related to common stock options and warrants, as determined using the if-converted method. For all periods presented, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Stock-Based Payments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock and stock options issued to employees based on the fair value of the stock or stock option, if that value is more reliably measurable than the fair value of the consideration or services received.

The Company accounts for stock options, warrants, and restricted shares of common stock issued to non-employees in accordance with the FASB ASC Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company remeasures these outstanding options to fair value at each reporting period. The measurement date for all outstanding restricted shares was settled during the three months ended September 2019. Accordingly, the Company has recorded an expense in the condensed consolidated statements of operations for the remaing unvested portion of outstanding restricted shares.

Upcoming Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC Topic 840. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The new lease guidance will be effective for the Company’s year ending June 30, 2021 and will be applied using a modified retrospective transition method. The new lease standard is expected to have an effect on the Company’s financial statements as a result of the Company’s operating leases, as disclosed in Note 5, which will be reported on the balance sheet at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to-use asset based on the present value of the minimum lease payments. The effects on the results of operations are not expected to be significant under the new standard.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018

Note 3 - Adoption of New Accounting Pronouncement

As of July 1, 2019, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the new standard using the modified retrospective method to all contracts effective July 1, 2019. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in net assets was recorded as the adoption of ASU did not impact the Company’s reported historical revenue.

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

On July 13, 2018, the Company issued 340,278 restricted shares of common stock in exchange for consulting services provided during the six-month period ended June 30, 2018, and for future services not yet rendered. The expense is recorded ratably over the term of the consulting contract and amounted to approximately $82,000 and $61,000 during the three months ended September 30, 2019 and 2018, respectively.

The Company estimates the fair value of each option award using a Black-Scholes Model (“BSM”) that uses the weighted-average assumptions included in the table below. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise within the valuation model, or estimates the expected option exercise when historical data is unavailable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	September 30, 2019	September 30, 2018

Expected term (years)	6.00	6.00
Risk-free interest rate	2.13%	2.86%
Expected volatility	45.00%	44.50%
Dividend yield	0%	0%

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018

Note 4 - Stock-Based Compensation (Continued)

A summary of option activity for the three months ended September 30, 2019 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2019	1,091,833	$1.50	8.90
Granted	79,000	2.00	9.84
Outstanding at September 30, 2019	1,170,833	1.53	8.64

The weighted-average grant-date fair value of options granted during the three month period ended September 30, 2019 was $0.91. The options contained time-based vesting conditions satisfied over periods ranging from two to four years from the grant date.

The Company recognized $179,870 and $148,241 in expense related to the Plan for the three month periods ended September 30, 2019 and 2018, respectively. The expense is comprised of $82,250 and $61,250 for consulting services settled in restricted shares for the three month periods ended September 2019 and 2018, respectively, and $97,356 and $86,991 related to stock options for the three month periods ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was approximately $295,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized through August 2022.

As of September 30, 2019, there was no unrecognized compensation cost for non-employees related to unrendered services.

Note 5 - Operating Lease

The Company is obligated under an operating lease primarily for its office. The lease requires the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $7,942. A refundable security deposit of $5,000 was also required as part of the lease. The lease expires in May 2022.

Total rent expense was $22,053 and $17,514 for the three month periods ended September 30, 2019 and 2018, respectively.

The future minimum annual commitments under this operating lease are as follows.

Fiscal Year Ending June 30	Amount

2020	$71,483
2021	95,310
2022	87,368
Total	$254,161

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018

Note 6 - Income Taxes

For the three months ended September 30, 2019 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three-month periods ended September 30, 2019 and 2018.

The Company has approximately $4,403,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 7 - Subsequent Events

On October 31, 2019, the Company issued 230,250 shares of its common stock at a price of $2 (total net proceeds of approximately $412,000).

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2019 in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 30, 2019 and 2018, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and in consideration of SEC requirements.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the “Notes to Consolidated Financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 20 months from the closing date of the agreement. Stock warrants issued have a term of five years from the closing date of the respective private placements. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 4 in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months ended September 30, 2019 compared to September 30, 2018

Revenue

We generated revenues of $7,700 for the three months ended September 30, 2019 as compared to $0 for the three months ended September 30, 2018.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 were $963,164 and as compared to operating expenses of $641,486 for the three months ended September 30, 2018. Operating costs for the periods primarily reflect payroll and related expenses (stock compensation expense of $179,870 and $148,241 for the three months ended September 30, 2019 and September 30, 2018, respectively), contract services that support the development of our technology platforms. General and administrative expenses for the three months ended September 30, 2019 and 2018 include marketing and sales costs of $122,142 and $15,736, respectively and amortization of software costs of $91,378 and -0-, respectively.

Investment Income. For the three months ended September 30, 2019, investment income totaled $2,367 as compared to investment income of $0 for the three months ended September 30, 2018.

Net Loss. Primarily as a result of the increased operating expenses noted above, our net loss for the three months ended September 30, 2019 was $953,097 as compared to a net loss for the three months ended September 30, 2018 of $641,486.

Capital Expenditures

During the three months ended September 30, 2019 and September 30, 2018, we had capital asset additions of $252,830 and $294,049, respectively, which were comprised of $249,360 and $273,009, respectively, in capitalized technology and content development, and $3,478 and $21,040, respectively, of property and equipment, including primarily computer equipment, software, furniture and fixtures. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $953,097 and $641,486 for the three months ended September 30, 2019 and September 30, 2018, respectively.

During the period from November 14, 2017 (date of incorporation) to June 30, 2019, we have raised net proceeds of $6,746,365 from private placement financing transactions. As of September 30, 2019, our cash balance totaled $2,077,754.

On August 15, 2019 and September 26, 2019, the Company issued 1,000,000 shares and 242,485 shares, respectively of the Company’s common stock at a price of $2 (total net proceeds of approximately $2.1 million) to accredited investors in a private placement offering. In addition, on October 31, 2019, the Company issued 230,250 shares of its common stock at a price of $2 (total net proceeds of approximately $412,000).

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

Item 3. Qualitative And Quantitative Discussion About Market Risk.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. However, as of the date of this Quarterly Report on Form 10-Q, we are not aware of any material litigation pending against the Company.

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

31.1*	Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*	Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019	AMESITE INC.

	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard DiBartolomeo
Richard DiBartolomeo
Chief Financial Officer
(Principal Financial Officer)