Form 10-Q
period 2019-12-31
Amesite Inc.
filed 2020-02-07
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

There were 16,231,821 shares of the registrant’s common stock issued and outstanding as of February 5, 2020.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Amesite Inc.

Condensed Consolidated Financial Statements

December 31, 2019

Amesite Inc.

Amesite Inc.

Condensed Consolidated Balance Sheets (unaudited)

	December 31, 2019	June 30, 2019
Assets
Current Assets
Cash and cash equivalents	$3,765,772	$1,008,902
Accounts receivable - Net	86,120	-
University payments	4,510	-
Prepaid expenses and other current assets	99,227	97,842
Property and Equipment- Net	83,193	89,657
Capitalized Software	1,245,498	974,562
Security Deposit	5,000	5,000
Total assets	$5,289,320	$2,175,963
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$56,901	$207,543
Deferred revenue	99,593	-
Accrued and other current liabilities:
Accrued compensation	86,214	48,643
Accrued subcontractor fees	-	28,000
Accrued professional fees	36,000	25,000
Other accrued liabilities	27,959	21,848
Total current liabilities	306,667	331,034
Total liabilities	306,667	331,034
Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 15,831,820 and 13,090,585 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	1,583	1,309
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 or June 30, 2019	-	-
Additional paid-in capital	11,354,311	6,304,118
Accumulated deficit	(6,373,241)	(4,460,498)
Total stockholders’ equity	4,982,653	1,844,929
Total liabilities and stockholders’ equity	$5,289,320	$2,175,963

See notes to condensed consolidated financial statements.

Amesite Inc.

Condensed Consolidated Statement of Operations (unaudited)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018
Net Revenue	$32,607	$745	$40,307	$745
Operating Expenses
General and administrative expenses	390,438	90,615	725,263	173,878
Contract services	46,080	36,297	71,635	94,467
Office rent	22,094	17,515	44,147	35,029
Professional fees	111,283	126,219	225,334	289,460
Payroll and related expenses	427,905	296,971	894,585	616,269
Total operating expenses	997,800	567,617	1,960,964	1,209,103
Interest Income	5,547	9,262	7,914	9,262
Net Loss	$(959,646)	$(557,610)	$(1,912,743)	$(1,199,096)

Earnings per Share
Basic earnings per share	$(.07)	$(.04)	$(.13)	$(.09)
Weighted average shares outstanding	14,674,861	13,090,585	14,299,223	13,068,272

See notes to condensed consolidated financial statements.

Amesite Inc.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2018	$1,275	$4,799,471	$(521,567)	$4,279,179
Net loss	-	-	(641,486)	(641,486)
Stock compensation expense	-	148,241	-	148,241
Issuance of common stock	34	(34)	-	-
Balance - September 30, 2018	1,309	4,947,678	(1,163,053)	3,785,934
Net loss	-	-	(557,610)	(557,610)
Stock compensation expense	-	153,726	-	153,726
Balance - December 31, 2018	$1,309	$5,101,404	$(1,720,663)	$3,382,050

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2019	$1,309	$6,304,118	$(4,460,498)	$1,844,929
Net loss	-	-	(953,097)	(953,097)
Stock compensation expense	-	179,870	-	179,870
Issuance of common stock-net of offering costs	124	2,093,555	-	2,093,679
Balance - September 30, 2019	1,433	8,577,543	(5,413,595)	3,165,381
Net loss	-	-	(959,646)	(959,646)
Stock compensation expense	-	100,375	-	100,375
Issuance of common stock-net of offering costs	150	2,676,393	-	2,676,543
Balance - December 31, 2019	$1,583	$11,354,311	$(6,373,241)	$4,982,653

See notes to condensed consolidated financial statements.

Amesite Inc.

Condensed Consolidated Statement of Cash Flows (unaudited)

	Six months ended December 31, 2019	Six months ended December 31, 2018
Cash Flows from Operating Activities
Net loss	$(1,912,743)	$(1,199,096)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	217,810	44,281
Stock compensation expense	280,245	301,967
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	(86,120)	(745)
Payments to university partners	(4,510)	-
Prepaid expenses and other assets	(1,385)	1,450
Accounts payable	(150,642)	113,513
Deferred revenue	99,593	-
Accrued and other liabilities	26,682	(141,985)
Net cash and cash equivalents used in operating activities	(1,531,070)	(880,615)
Cash Flows from Investing Activities
Purchase of property and equipment	(7,810)	(22,572)
Investment in capitalized software	(474,472)	(584,693)
Net cash and cash equivalents used in investing activities	(482,282)	(607,265)
Cash Flows from Financing Activities
Net repayments to stockholder	-	(1,065)
Issuance of common stock - net of offering costs	4,770,222	-
Net cash and cash equivalents provided by (used in) financing activities	4,770,222	(1,065)
Net Decrease in Cash and Cash Equivalents	2,756,870	(1,488,945)
Cash and Cash Equivalents - Beginning of period	1,008,902	4,274,116
Cash and Cash Equivalents - End of period	$3,765,772	$2,785,171
Significant Noncash Transactions - Acquisition of capitalized software included in accounts payable and accrued liabilities	$39,275	$87,534

See notes to condensed consolidated financial statements.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019 and 2018

Note 1 - Nature of Business

Amesite Inc. (the “Company”) was formed in November 2017 and is an artificial intelligence driven software designer and provider, partnering with businesses and schools to provide better learning products for large and growing online markets. During the year ended June 30, 2019, the Company began generating revenue from its services and products. The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

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

In the opinion of management, the financial statements of the Company as of December 31, 2019 and for the three and six months ended December 31, 2019 and 2018 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Revenue Recognition

On July 1, 2019, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and concluded that doing so did not have a material impact on the amount and timing of either our revenue or costs. As part of our assessment, we completed reviews of our contracts and evaluated our costs, including costs of obtaining contracts with our university partners and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of July 1, 2019, and no cumulative adjustment was recorded.

We generate substantially all of our revenue from contractual arrangements with either our university partners or students to provide a comprehensive platform of tightly integrated technology and technology enabled services related to graduate programs and short courses.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019 and 2018

Note 2 - Significant Accounting Policies (Continued)

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Amesite Inc. derives revenue primarily from contractually specified percentages of the amounts our educational institution partners receive from their students in Amesite-hosted programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain partner contracts. Our contracts with partners generally have three to six-year terms and have a single performance obligation, as the promises to provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the partners receive and consume benefits, which occurs ratably over a series of academic terms. The fees received from partners over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. The fees are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. A refund allowance is established for our share of tuition and fees ultimately uncollected by university partners.

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on student headcount, which is unknown in advance).

We also receive fees that are fixed in nature, such as annual license charges, in place of or in conjunction with variable consideration. The fees are independent of the number of students that are enrolled in courses with our customers and are allocated to and recognized ratably over the service period of the contract that the Amesite platform is made available to the customer (i.e. the customer simultaneously receives and consumes the benefit of the software over the contract service period).

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract. There were no costs to fulfill capitalized as of December 31, 2019.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed consolidated balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. We recognize unbilled revenue when revenue recognition occurs in advance of billings; this can occur when billings to university partners are not made until after the academic term has commenced and final enrollment information becomes available.

Contract liabilities as of each balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed consolidated balance sheets as deferred revenue. We generally receive payments for our share of tuition and fees from university partners early in each academic term, prior to completion of the service period and our performance obligations. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019 and 2018

Note 2 - Significant Accounting Policies (Continued)

Some contracts also involve annual license fees, for which up-front amounts are received from customers. In these contracts, the license fees received in advance of the platform’s launch are recorded as contract liabilities.

Payments to University Partners

The Company recognizes the gross proceeds received from the students enrolled and shares contractually specified amounts received from students with the associated university partner, in exchange for licenses to use the university brand name and other university trademarks. Generally, these amounts are capitalized and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins. These amounts are recognized as a component of net revenue on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company recognized approximately $16,000 and $800 in university partner revenue share during the three and six months ended December 31, 2019 and 2018, respectively.

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

Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking, savings, and investment accounts) that was insured by the FDIC at December 31, 2019 was $250,000.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019 and 2018

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software once a final selection of the software is made. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $112,000 and $26,000 for the three months ended December 31, 2019 and 2018, respectively. The Company recognized amortization expense of approximately $204,000 and $26,000 for the six months ended December 31, 2019 and 2018, respectively.

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

The Company has incurred losses since inception, is still in the early stages of developing its service platform and has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019 and 2018

Note 2 - Significant Accounting Policies (Continued)

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense of approximately $46,000 and $36,000 was charged to expense during the three months ended December 31, 2019 and 2018, respectively. Research and development expense of approximately $72,000 and $94,000 was charged to expense during the six months ended December 31, 2019 and 2018, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three and six months ended December 31, 2019, the Company had 1,170,833 and 1,771,192 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three and six months ended December 31, 2018, the Company had 1,067,375 and 292,114 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three and six months ended December 31, 2019 and 2018, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in this period.

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

The Company accounts for stock options and restricted shares of common stock issued to non-employees in accordance with the FASB ASC Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company remeasures these outstanding options to fair value at each reporting period. The measurement date for all outstanding restricted shares was settled during the three months ended September 30, 2019. Accordingly, the Company has recorded an expense in the condensed consolidated statements of operations for the remaining unvested portion of outstanding restricted shares.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019 and 2018

Note 2 - Significant Accounting Policies (Continued)

Upcoming Accounting Pronouncements

The FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective for the Company’s year ending June 30, 2021 and will be applied using a modified retrospective transition method. The new lease standard is expected to have an effect on the Company’s financial statements as a result of the Company’s operating leases, as disclosed in Note 4, that will be reported on the balance sheet at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to-use asset based on the present value of the future minimum lease payments. The effects on the results of operations are not expected to be significant under the new standard.

Note 3 - Stock-Based Compensation

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

On July 13, 2018, the Company issued 340,278 restricted shares of common stock in exchange for consulting services provided during the period ended June 30, 2018, and for future services unrendered. The expense is expensed ratably over the term of the consulting contract and amounted to approximately $82,000 and $61,000 during the three months ended December 31, 2019 and 2018, respectively and approximately $82,000 and $123,000 during the six months ended December 31, 2019 and 2018, respectively.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019 and 2018

Note 3 – Stock-Based Compensation (Continued)

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

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the six months ended:

	December 31, 2019	December 31, 2018

Expected term (years)	6.00	6.00
Risk-free interest rate	2.13%	2.86%
Expected volatility	45.00%	44.50%
Dividend yield	0%	0%

A summary of option activity for the six months ended December 31, 2019 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2019	1,091,833	$1.50	8.90
Granted	79,000	2.00	9.84
Outstanding at December 31, 2019	1,170,833	1.53	8.39

The weighted-average grant-date fair value of options granted during the three month period ended September 30, 2019 was $0.70. There were no options issued during the three month period ended December 31, 2019. The options contained time-based vesting conditions satisfied over a period ranging from two to four years from the grant date.

The Company recognized $100,375 and $153,726 in expense related to the Plan for the three months ended December 31, 2019 and 2018, respectively. The Company recognized $280,245 and $301,967 in expense related to the Plan for the six months ended December 31, 2019 and 2018, respectively. The expense for the six month period ended December 31, 2019 is comprised of $82,250 for consulting services settled in restricted shares and $197,995 related to stock options. The expense for the six month period ended December 31, 2018 is comprised of $122,500 for consulting services settled in restricted shares and $179,467 related to stock options. The restricted stock units related to consulting services performed were fully vested as of September 30, 2019, thus no expense was recognized related to the restricted stock units during the three months ended December 31, 2019.

As of December 31, 2019, there was approximately $195,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized through August 2022.

As of December 31, 2019, there was no unrecognized compensation cost for non-employees related to unrendered services.

Note 4 - Operating Lease

The Company is obligated under an operating lease primarily for its office. The lease requires the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $7,942. A refundable security deposit of $5,000 was also required as part of the lease. The lease expires in May 2022.

Amesite Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019 and 2018

Note 4 - Operating Lease (Continued)

Total rent expense under the lease was $22,094 and $17,515 for the three months ended December 31, 2019 and 2018, respectively. Total rent expense under the lease was $44,147 and $35,029 for the six months ended December 31, 2019 and 2018, respectively.

The future minimum annual commitments under this operating lease are as follows.

Fiscal Year Ending June 30	Amount

2020	$47,655
2021	95,310
2022	87,368
Total	$230,333

Note 5 - Income Taxes

For the three and six months ended December 31, 2019 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three and six months ended December 31, 2019 and 2018.

The Company has approximately $5,205,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 6 - Common Stock

During the six months ended December 31, 2019, the Company issued 2,741,235 shares of its common stock at a price of $2 (total net proceeds of approximately $4.7 million) to accredited investors in a private placement offering (Offering). In connection with the Offering, the Company has agreed to issue five (5) year warrants to the placement agent to purchase ten (10%) of the common shares sold for an exercise price equal to $2. Total warrants of approximately 274,123 are expected to be issued to the placement agent in the third quarter of fiscal 2020.

The Company measures the warrants using the Black-Scholes Model (“BSM”) to estimate their fair value. The fair value of the warrants issued during the quarter was approximately $225,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk-free interest rate of 1.69%; and (iii) expected life of the warrants of 5 years. The warrants are included in offering costs in the Statement of Stockholders’ Equity.

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

Overview

We were originally incorporated in the State of Delaware on April 6, 2017. Through Amesite OpCo, our wholly-owned operating subsidiary, we are a development stage artificial intelligence driven software designer and provider, partnering with businesses and schools to provide better learning products for large and growing online markets. We are creating a cloud-based platform for courses to be delivered to learners online and in hybrid online formats.

Background

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three and six months ended December 31, 2019 and 2018, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and in consideration of SEC requirements.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the “Notes to Consolidated Financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over a period ranging from two to four years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 20 months from the closing date of the agreement. Stock warrants issued have a term of five years from the closing date of the respective private placements. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 4 in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Revenue Recognition

On July 1, 2019, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and concluded that doing so did not have a material impact on the amount and timing of either our revenue or costs. As part of our assessment, we completed reviews of our contracts and evaluated our costs, including costs of obtaining contracts with our university partners and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of July 1, 2019, and no cumulative adjustment was recorded.

We generate substantially all of our revenue from contractual arrangements with either our university partners or students to provide a comprehensive platform of tightly integrated technology and technology enabled services related to graduate programs and short courses.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Amesite, Inc. derives revenue primarily from contractually specified percentages of the amounts our educational institution partners receive from their students in Amesite-hosted programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain partner contracts. Our contracts with partners generally have three to six-year terms and have a single performance obligation, as the promises to provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the partners receive and consume benefits, which occurs ratably over a series of academic terms. The fees received from partners over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. The fees are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. A refund allowance is established for our share of tuition and fees ultimately uncollected by university partners.

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on student headcount, which is unknown in advance).

We also receive fees that are fixed in nature, such as annual license charges, in place or in conjunction with variable consideration. The fees are independent of the number of students that are enrolled in courses with our customers and are allocated to and recognized ratably over the service period of the contract that the Amesite platform is made available to the customer (i.e. the customer simultaneously receives and consumes the benefit of the software over the contract service period).

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract. There were no costs to fulfill capitalized as of December 31, 2019.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed consolidated balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. We recognize unbilled revenue when revenue recognition occurs in advance of billings; this can occur when billings to university partners are not made until after the academic term has commenced and final enrollment information becomes available.

Contract liabilities as of each balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed consolidated balance sheets. We generally receive payments for our share of tuition and fees from university partners early in each academic term, prior to completion of the service period and our performance obligations. These payments are recorded as contract liabilities until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Some contracts also involve annual license fees, for which up-front amounts are received from customers. In these contracts, the license fees received in advance of the platform’s launch are recorded as contract liabilities.

Payments to University Partners

The Company recognizes the gross proceeds received from the students enrolled and shares contractually specified amounts received from students with the associated university partner, in exchange for licenses to use the university brand name and other university trademarks. Generally, these amounts are capitalized and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins. These amounts are recognized as a component of net revenue on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company recognized approximately $16,000 and $800 in university partner revenue share during the three and six months ended December 31, 2019 and 2018, respectively.

Results of Operations

Three Months ended December 31, 2019 compared to December 31, 2018

Revenue

We generated revenues of $32,607 for the three months ended December 31, 2019 as compared to $745 for the three months ended December 31, 2018.

Operating Expenses

Operating expenses for the three months ended December 31, 2019 were $996,045 and as compared to operating expenses of $567,617 for the three months ended December 31, 2018. Operating costs for the periods primarily reflect payroll and related expenses (stock compensation expense of $100,375 and $153,726 for the three months ended December 31, 2019 and December 31, 2018, respectively), contract services that support the development of our technology platforms. General and administrative expenses for the three months ended December 31, 2019 and 2018 include marketing and sales costs of $145,943 and $3,544, respectively, and amortization of software costs of $112,000 and 26,000, respectively.

Investment Income. For the three months ended December 31, 2019, investment income totaled $5,547 as compared to investment income of $9,262 for the three months ended December 31, 2018.

Net Loss. Primarily as a result of the increased operating expenses noted above, our net loss for the three months ended December 31, 2019 was $959,646 as compared to a net loss for the three months ended December 31, 2018 of $557,610.

Six Months ended December 31, 2019 compared to December 31, 2018

Revenue

We generated revenues of $40,307 for the six months ended December 31, 2019 as compared to $745 for the six months ended December 31, 2018.

Operating Expenses

Operating expenses for the six months ended December 31, 2019 were $1,960,964 as compared to operating expenses of $1,209,103 for the six months ended December 31, 2018. Operating costs for the periods primarily reflect payroll and related expenses (stock compensation expense of $280,245 and $301,967 for the six months ended December 31, 2019 and December 31, 2018, respectively), contract services that support the development of our technology platforms. General and administrative expenses for the six months ended December 31, 2019 and 2018 include marketing and sales costs of $268,000 and $19,000, respectively, and amortization of software costs of $204,000 and 26,000, respectively.

Investment Income. For the six months ended December 31, 2019, investment income totaled $7,914 as compared to investment income of $9,262 for the six months ended December 31, 2018.

Net Loss. Primarily as a result of the increased operating expenses noted above, our net loss for the six months ended December 31, 2019 was $1,912,743 as compared to a net loss for the three months ended December 31, 2018 of $1,199,096.

Capital Expenditures

During the three months ended December 31, 2019 and December 31, 2018, we had capital asset additions of $229,444 and $313,216, respectively, which were comprised of $225,112 and $311,684, respectively, in capitalized technology and content development, and $5,332 and $1,532, respectively, of property and equipment, including primarily computer equipment, software, furniture and fixtures.

During the six months ended December 31, 2019 and December 31, 2018, we had capital asset additions of $482,282 and $607,265, respectively, which were comprised of $474,472 and $584,693, respectively, in capitalized technology and content development, and $7,810 and $22,572, respectively, of property and equipment, including primarily computer equipment, software, furniture and fixtures.

We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $959,646 and $557,610 for the three months ended December 31, 2019 and December 31, 2018, respectively. We incurred a net loss of $1,912,743 and $1,199,096 for the six months ended December 31, 2019 and December 31, 2018, respectively.

During the period from November 14, 2017 (date of incorporation) to December 31, 2019, we have raised net proceeds of $9,423,308 from private placement financing transactions. As of December 31, 2019, our cash balance totaled $3,765,772.

During the six months ended December 31, 2019, the Company issued 2,741,235 shares of its common stock at a price of $2 (total net proceeds of approximately $4.7 million) to accredited investors in a private placement offering (Offering). In connection with the Offering, the Company has agreed to issue five (5) year warrants to the placement agent to purchase ten (10%) of the common shares sold for an exercise price equal to $2. Total warrants of approximately 274,123 are expected to be issued to the placement agent in the third quarter of fiscal 2020.

The Company measures the warrants using the Black-Scholes Model (“BSM”) to estimate their fair value. The fair value of the warrants issued during the quarter was approximately $225,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk-free interest rate of 1.69%; and (iii) expected life of the warrants of 5 years. The warrants are included in offering costs in the Statement of Stockholders’ Equity.

At present, we believe that our cash balances should be sufficient to satisfy our anticipated operating and investing needs through August 2020. However, it is possible that we will choose to accelerate our plan of operations in order to attract and sign more customers or to support current customers, and that we will require more funds than we currently have available to meet those needs.

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

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

All unregistered sales of equity securities during the period presented were previously reported on Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

31.1*	Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*	Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2020	AMESITE INC.

	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard DiBartolomeo
Richard DiBartolomeo
Chief Financial Officer
(Principal Financial Officer)