Form 10-Q
period 2020-03-31
Amesite Inc.
filed 2020-05-14
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

There were 16,231,821 shares of the registrant’s common stock issued and outstanding as of May 14, 2020.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Amesite Inc.

Condensed Consolidated Financial Statements

March 31, 2020

Amesite Inc.

Amesite Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2020	June 30, 2019
Assets
Current Assets
Cash and cash equivalents	$2,956,225	$1,008,902
Accounts receivable – Net	366,120	-
Prepaid expenses and other current assets	99,714	97,842
Property and Equipment – Net	67,803	89,657
Capitalized Software-Net	1,289,183	974,562
Security Deposit	5,000	5,000
Total assets	$4,784,045	$2,175,963
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$99,764	$207,543
Deferred revenue	380,000	-
Accrued and other current liabilities:
Accrued compensation	33,730	48,643
Accrued subcontractor fees	10,485	28,000
Accrued professional fees	25,329	25,000
Other accrued liabilities	28,394	21,848
Total current liabilities	577,702	331,034
Total liabilities	577,702	331,034
Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 15,831,820 and 13,090,585 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	1,583	1,309
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 or June 30, 2019	-	-
Additional paid-in capital	11,454,686	6,304,118
Accumulated deficit	(7,249,926)	(4,460,498)
Total stockholders’ equity	4,206,343	1,844,929
Total liabilities and stockholders’ equity	$4,784,045	$2,175,963

See notes to condensed consolidated financial statements.

Amesite Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019
Net Revenue	$20,937	$2,831	$61,244	$3,576
Operating Expenses
General and administrative expenses	372,433	125,964	1,097,696	299,842
Research & development expenses	51,544	56,970	123,179	151,437
Office rent	22,073	17,512	66,220	52,541
Professional fees	70,438	121,268	295,772	410,728
Payroll and related expenses	389,268	643,604	1,283,853	1,259,873
Total operating expenses	905,756	965,318	2,866,720	2,174,421
Interest Income	8,134	14,226	16,048	23,488

Net Loss	$(876,685)	$(948,261)	$(2,789,428)	$(2,147,537)

Earnings (Loss) per Share
Basic earnings (loss) per share	$(.06)	$(.07)	$(.19)	$(.16)
Weighted average shares outstanding	15,831,820	13,090,585	14,699,015	13,075,628

See notes to condensed consolidated financial statements.

Amesite Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2018	$1,275	$4,799,471	$(521,567)	$4,279,179
Net loss	-	-	(641,486)	(641,486)
Stock compensation expense	-	148,241	-	148,241
Issuance of restricted common stock	34	(34)	-	-
Balance - September 30, 2018	1,309	4,947,678	(1,163,053)	3,785,934
Net loss	-	-	(557,610)	(557,610)
Stock compensation expense	-	153,726	-	153,726
Balance - December 31, 2018	1,309	5,104,404	(1,720,663)	3,382,050
Net loss	-	-	(948,261)	(948,261)
Stock compensation expense	-	152,372	-	152,372
Balance - March 31, 2019	$1,309	$5,253,776	$(2,668,924)	$2,586,161

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2019	$1,309	$6,304,118	$(4,460,498)	$1,844,929
Net loss	-	-	(953,097)	(953,097)
Stock compensation expense	-	179,870	-	179,870
Issuance of common stock	124	2,093,555	-	2,093,679
Balance - September 30, 2019	1,433	8,577,543	(5,413,595)	3,165,381
Net loss	-	-	(959,646)	(959,646)
Stock compensation expense	-	100,375	-	100,375
Issuance of common stock	150	2,676,393	-	2,676,543
Balance - December 31, 2019	1,583	11,354,311	(6,373,241)	4,982,653
Net loss	-	-	(876,685)	(876,685)
Stock compensation expense	-	100,375	-	100,375
Balance - March 31, 2020	$1,583	$11,454,686	$(7,249,926)	$4,206,343

See notes to condensed consolidated financial statements.

Amesite Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended March 31, 2020	Nine months ended March 31, 2019
Cash Flows from Operating Activities
Net loss	$(2,789,428)	$(2,147,357)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	365,349	79,860
Stock compensation expense	380,620	454,339
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	(366,120)	(2,831)
Prepaid expenses and other assets	(1,872)	14,589
Accounts payable	(107,779)	120,397
Deferred revenue	380,000	-
Accrued and other liabilities	(10,640)	(106,720)
Accrued compensation	(14,913)	175,694
Net cash and cash equivalents used in operating activities	(2,164,783)	(1,412,029)
Cash Flows from Investing Activities
Purchase of property and equipment	(7,810)	(29,490)
Investment in capitalized software	(650,306)	(739,510)
Net cash and cash equivalents used in investing activities	(658,116)	(769,000)
Cash Flows from Financing Activities
Net repayments to stockholder	-	(1,065)
Issuance of common stock - net of offering costs	4,770,222	-
Net cash and cash equivalents provided by (used in) financing activities	4,770,222	(1,065)
Net Increase (Decrease) in Cash and Cash Equivalents	1,947,323	(2,182,094)
Cash and Cash Equivalents - Beginning of period	1,008,902	4,274,116
Cash and Cash Equivalents - End of period	$2,956,225	$2,092,022
Significant Noncash Transactions - Acquisition of capitalized software included in accounts payable and accrued liabilities	$33,105	$75,100

See notes to condensed consolidated financial statements.

Amesite Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 1 - Nature of Business

Amesite Inc. (the “Company”) was incorporated in November 2017 and is an artificial intelligence driven platform and course designer, that provides customized, high performance and scalable online products for schools and businesses. The Company uses machine learning to provide a novel, mass customized experience to learners. Our customers are businesses, universities and colleges and K-12 schools, which are all considered one operating segment by the Company. During the year ended June 30, 2019, the Company began generating revenue from its services and products. The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

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

In the opinion of management, the financial statements of the Company as of March 31, 2020 and for the three and nine-month periods ended March 31, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

March 31, 2020 and 2019

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

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e. consideration received is based on student headcount, which is unknown in advance).

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

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract. There were no costs to fulfill capitalized as of March 31, 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed consolidated balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to university partners may not be made until after the academic term has commenced and final enrollment becomes available.

Contract liabilities as of each balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed consolidated statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed consolidated balance sheets as deferred revenue. We generally receive payments for our share of tuition and fees from university partners early in each academic term, prior to completion of the service period and our performance obligations. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Amesite Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

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

Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provides a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value.

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

Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking, savings, and investment accounts) that was insured by the FDIC at March 31, 2020 was $250,000.

Amesite Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software once a final selection of the software is made. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $132,000 and $26,000 for the three months ended March 31, 2020 and 2019, respectively. The Company recognized amortization expense of approximately $336,000 and $52,000 for the nine months ended March 31, 2020 and 2019, respectively. Accumulated amortization at March 31, 2020 and June 30, 2019 was $457,659 and $121,974, respectively.

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

Amesite Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 2 - Significant Accounting Policies (Continued)

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses since inception, is still developing its service platform, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time. The Company does not have sufficient cash on hand or available liquidity that can be utilized to fund future operations for at least twelve months from the date of issuance of the financial statements. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Research and Development

Research and development expenditures are charged to expense as incurred. Research and development expense of approximately $52,000 and $57,000 was charged to expense during the three months ended March 31, 2020 and 2019, respectively.

Research and development expense of approximately $123,000 and $151,000 was charged to expense during the nine months ended March 31, 2020 and 2019, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three and nine months ended March 31, 2020, the Company had 1,597,833 and 2,045,315 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three and nine months ended March 31, 2019, the Company had 1,091,833 and 292,114 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three and nine months ended March 31, 2020 and 2019, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

March 31, 2020 and 2019

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

On July 13, 2018, the Company issued 340,278 restricted shares of common stock in exchange for consulting services provided during the period ended June 30, 2018, and for future services unrendered. The expense is expensed ratably over the term of the consulting contract. During the period ended September 30, 2019, the restricted shares had become fully vested, and as a result, the final expense related to these shares were recognized. Accordingly, no expense was recognized during the three months ended March 31, 2020. The vesting expense related to the restricted shares amounted to approximately $61,000 during the three months ended March 31, 2019. The vesting expense related to the restricted shares amounted to approximately $82,000 and $184,000 during the nine months ended March 31, 2020 and 2019, respectively.

Amesite Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 3 - Stock-Based Compensation (Continued)

The Company estimates the fair value of each option award using a Black-Scholes Model (the “BSM”) that uses the weighted-average assumptions included in the table below. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise within the valuation model, or estimates the expected option exercise when historical data is unavailable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	March 31, 2020	March 31, 2019

Expected term (years)	6.0	6.0
Risk-free interest rate	1.50%	2.72%
Expected volatility	45.00%	45.00%
Dividend yield	0%	0%

A summary of option activity for the nine months ended March 31, 2020 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2019	1,091,833	$1.50	8.90
Granted	542,000	2.00	9.90
Terminated	(36,000)	1.50
Outstanding at March 31, 2020	1,597,833	1.67	8.67

The weighted-average grant-date fair value of options granted during the three and nine month period ended March 31, 2020 was $0.89. The options contained time-based vesting conditions satisfied over periods from two to five years from the grant date.

The Company recognized $100,375 and $153,372 in expense related to the Plan for the three months ended March 31, 2020 and 2019, respectively. The Company recognized $380,620 and $454,339 in expense related to the Plan for the nine months ended March 31, 2020 and 2019, respectively. The expense for the nine months period ended March 31, 2020 is comprised of $82,250 for consulting services settled in restricted shares and $298,370 related to stock options. The expense for the nine months period ended March 31, 2019 is comprised of $183,750 for consulting services settled in restricted shares and $298,370 related to stock options. The restricted stock units related to consulting services performed were fully vested as of September 30, 2019, thus no expense was recognized related to the restricted stock units during the three months ended March 31, 2020.

As of March 31, 2020, there was approximately $493,000 of total unrecognized compensation cost for employees and nonemployees related to nonvested options. That cost is expected to be recognized through March 2025.

As of March 31, 2020, there was no unrecognized compensation cost for nonemployees related to unrendered services.

Note 4 - Operating Lease

The Company is obligated under an operating lease primarily for its office. The lease requires the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $7,942. A refundable security deposit of $5,000 was also required as part of the lease.

Total rent expense under the lease was $22,073 and $17,512 for the three months ended March 31, 2020 and 2019, respectively. Total rent expense under the lease was $66,220 and $52,541 for the nine months ended March 31, 2020 and 2019, respectively.

Subsequent to the balance sheet date, the Company terminated the operating lease agreement. After May 2020, the Company is operating remotely and has no operating lease obligations.

Amesite Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 and 2019

Note 5 - Income Taxes

For the three and nine months ended March 31, 2020 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three and nine months ended March 31, 2020 and 2019.

The Company has approximately $6,154,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 6 - Common Stock

During the six months ended December 31, 2019, the Company issued 2,741,235 shares of its common stock at a price of $2 (total net proceeds of approximately $4.7 million) to accredited investors in a private placement offering (Offering). In connection with the Offering, the Company has agreed to issue five (5) year warrants to the placement agent to purchase ten (10%) of the common shares sold for an exercise price equal to $2. Total warrants of approximately 274,123 are expected to be issued to the placement agent in the fourth quarter of fiscal 2020.

The Company measures the warrants using the BSM to estimate their fair value. The fair value of the warrants issued during the quarter ended December 31, 2019 was approximately $225,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk-free interest rate of 1.69%; and (iii) expected life of the warrants of 5 years. The warrants are included in offering costs in the Statement of Stockholders’ Equity.

Note 7 - Impact of Disease Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations. As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Note 8 - Convertible Debt

On March 30, 2020 the Board of Directors of the Company authorized the issuance and sale to certain accredited investors, a series of unsecured convertible debt (the “Notes”) with an aggregate principal amount of up to $2 million in an offering intended to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

The Notes are unsecured, bear interest at 8% per annum and mature one year from the date of issuance. The Notes are subject to automatic conversion into the Company’s common stock upon (based upon a specified formula) a qualified equity financing or change of control.

As of May 14, 2020 the Company has received approximately $1,200,000 in net proceeds from the issuance and sale of the Notes.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three and nine months ended March 31, 2020 and 2019, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract. There were no costs to fulfill capitalized as of March 31, 2020.

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

Payments to University Partners

The Company recognizes the gross proceeds received from the students enrolled and shares contractually specified amounts received from students with the associated university partner, in exchange for licenses to use the university brand name and other university trademarks. Generally, these amounts are capitalized and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins. These amounts are recognized as a component of net revenue on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company recognized approximately $23,000 and $800 in university partner revenue share during the nine months ended March 31, 2020 and 2019, respectively.

Results of Operations

Three Months ended March 31, 2020 compared to March 31, 2019

Revenue

We generated revenues of $20,937 for the three months ended March 31, 2020 as compared to $2,831 for the three months ended March 31, 2019.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were $905,756 and as compared to operating expenses of $965,318 for the three months ended March 31, 2019. Operating costs for the periods primarily reflect payroll and related expenses (stock compensation expense of $100,375 and $153,372 for the three months ended March 31, 2020 and March 31, 2019, respectively), and contract services that support the development of our technology platforms. General and administrative expenses for the three months ended March 31, 2020 and 2019 include marketing and sales costs of $123,187 and $19,777, respectively, and amortization of software costs of $132,000 and $26,000, respectively.

Investment Income. For the three months ended March 31, 2020, investment income totaled $8,134 as compared to investment income of $14,226 for the three months ended March 31, 2019.

Net Loss. Primarily as a result of the decreased operating expenses noted above, our net loss for the three months ended March 31, 2020 was $876,685 as compared to a net loss for the three months ended March 31, 2019 of $948,261.

Nine Months ended March 31, 2020 compared to March 31, 2019

Revenue

We generated revenues of $61,244 for the nine months ended March 31, 2020 as compared to $3,576 for the nine months ended March 31, 2019.

Operating Expenses

Operating expenses for the nine months ended March 31, 2020 were $2,866,720 as compared to operating expenses of $2,174,421 for the nine months ended March 31, 2019. Operating costs for the periods primarily reflect payroll and related expenses (stock compensation expense of $380,620 and $454,339 for the nine months ended March 31, 2020 and March 31, 2019, respectively), and contract services that support the development of our technology platforms. General and administrative expenses for the nine months ended March 31, 2020 and 2019 include marketing and sales costs of $378,772 and $38,119, respectively, and amortization of software costs of $336,000 and $52,000, respectively.

Investment Income. For the nine months ended March 31, 2020, investment income totaled $16,048 as compared to investment income of $23,488 for the nine months ended March 31, 2019.

Net Loss. Primarily as a result of the increased operating expenses noted above, our net loss for the nine months ended March 31, 2020 was $2,789,428 as compared to a net loss for the nine months ended March 31, 2019 of $2,147,537.

Capital Expenditures

During the three months ended March 31, 2020 and March 31, 2019, we had capital asset additions of $175,834 and $161,735, respectively, which were comprised of $175,834 and $154,817, respectively, in capitalized technology and content development, and $0 and $6,918, respectively, of property and equipment, including primarily computer equipment, software, furniture and fixtures.

During the nine months ended March 31, 2020 and March 31, 2019, we had capital asset additions of $658,116 and $769,000, respectively, which were comprised of $650,306 and $739,510, respectively, in capitalized technology and content development, and $7,810 and $29,490, respectively, of property and equipment, including primarily computer equipment, software, furniture and fixtures.

We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $876,685 and $948,261 for the three months ended March 31, 2020 and March 31, 2019, respectively. We incurred a net loss of $2,789,428 and $2,147,537 for the nine months ended March 31, 2020 and March 31, 2019, respectively.

During the period from November 14, 2017 (date of incorporation) to March 31, 2020, we have raised net proceeds of $9,423,308 from private placement financing transactions. As of March 31, 2020, our cash balance totaled $2,956,225.

During the nine months ended March 31, 2020, the Company issued 2,741,235 shares of its common stock at a price of $2 (total net proceeds of approximately $4.7 million) to accredited investors in a private placement offering (Offering). In connection with the Offering, the Company has agreed to issue five (5) year warrants to the placement agent to purchase ten (10%) of the common shares sold for an exercise price equal to $2. Total warrants of approximately 274,123 are expected to be issued to the placement agent in the fourth quarter of fiscal 2020.

The Company measures the warrants using the Black-Scholes Model (“BSM”) to estimate their fair value. The fair value of the warrants issued during the nine month period were approximately $225,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk-free interest rate of 1.69%; and (iii) expected life of the warrants of 5 years. The warrants are included in offering costs in the Statement of Stockholders’ Equity.

On March 30, 2020 the Board of Directors of the Company authorized the issuance and sale to certain accredited investors, a series of unsecured convertible debt (the “Notes”) with an aggregate principal amount of up to $2 million in an offering intended to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

The Notes are unsecured, bear interest at 8% per annum and mature one year from the date of issuance. The Notes are subject to automatic conversion into the Company’s common stock upon (based upon a specified formula) a qualified equity financing or change of control.

As of May 14, 2020 the Company has received net proceeds of approximately $1,200,000 from the issuance and sale of the Notes.

At present, we believe that our cash balances should be sufficient to satisfy our anticipated operating and investing needs through November 2020. However, it is possible that we will choose to accelerate our plan of operations in order to attract and sign more customers or to support current customers, and that we will require more funds than we currently have available to meet those needs.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended June 30, 2019, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019, except as noted below.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control and the impact of health and safety concerns, such as those relating to the current COVID-19 coronavirus (“COVID-19”) pandemic. The recent global financial crisis in connection with the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

All unregistered sales of equity securities during the period presented were previously reported on Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

31.1*	Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*	Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2020	AMESITE INC.

	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard DiBartolomeo
Richard DiBartolomeo
Chief Financial Officer
(Principal Financial Officer)