Form 10-K
period 2020-06-30
Amesite Inc.
filed 2020-09-16
CIK 1707258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-55804

AMESITE INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1433756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

607 Shelby Street, Suite 700 PMB 214 Detroit, Michigan	48226
(Address of principal executive offices)	(Zip Code)

(734) 876-8141

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

No market value for common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter has been computed due to the fact there is no public market for the registrant’s common stock.

On September 14, 2020, there were 16,231,821 shares common stock of the registrant, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On February 18, 2020, Amesite Inc. (the “Company,” “we,” “us,” “our” or “Amesite”) filed a certification and notice of termination of registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on Form 15 with the Securities and Exchange Commission (the “Commission”). The Company is filing this Annual Report on Form 10-K with the Commission to comply with its remaining reporting obligations under Section 15(d) of the Exchange Act. As of the fiscal year ended June 30, 2020, the Company had less than 300 shareholders. Accordingly, pursuant to Section 15(d) of the Exchange Act, upon the filing of this Annual Report on Form 10-K, the Company’s reporting obligations are suspended.

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

Item 1. Business.

Overview

We are an artificial intelligence driven platform and course designer that rapidly provides customized, high performance and scalable online products for schools and businesses. We use machine learning to provide a novel, mass customized experience to learners. Our customers are businesses, universities and colleges and K-12 schools. We are passionate about improving the learner experience and learner outcomes in online learning products, and improving our customers’ ability to create and deliver both. We are focused on creating the best possible technology solutions and have been awarded an innovation award for our product. We are committed to our team, and have twice been recognized with workplace excellence awards.

Our Strategy

We work closely with our customers to deliver online learning products. Our business model offers flexibility for our customers, either in sharing revenue or in licensing our platform and paying fees to us to create, launch and maintain learning products. We have entered into master service agreements with our customers, including, but not limited to, universities and The Henry Ford, as well as statements of work detailing the services to be rendered and programs or products to be delivered on the platform. We convert customer content onto our proprietary platform, or generate content for our customers, and use the proprietary data we collect on learner behavior and responses with their consent, to deliver to learners engaging, effective college courses. We aim to reduce the cost of delivering outstanding online learning products, and improve learner experience and performance.

We adapt to market needs for learning by adapting our platform’s back-end software (“codestack”) to deliver products our customers need. Educational institutions (EIs) and businesses have many needs for online tools and products that involve learning, beyond traditional courses, modules or programs. Our codestack offers the ability to curate information in real time for our customers and our business model enables us to generate content rapidly. Thus, we consider it a core part of our business to be continually seeking opportunities to adapt our platform into new areas.

Our Proprietary Technology

We believe that online learning products are essential for accessibility, engagement and scalability for educational institutions and businesses alike. We utilize artificial intelligence to achieve improved engagement, and continuous integration of current, qualified information into our learning products.

Our technology utilizes a flexible and scalable full stack solution, with robust tools powering front-end technology. Our code architecture offers outstanding accessibility and agility for engineers, using best-in-class languages for both client and server-side functions. We also use tools employed by many high-end platforms, including Netflix and PayPal. Our architecture enables us to achieve full integration of best-in-class third party tools, and custom-built features, delivering on-demand and as-needed, such as leading calendar platform integrations, and high quality, encrypted video calling.

Our architecture enables us to utilize artificial intelligence algorithms to ultimately improve learning outcomes. Much as artificial intelligence algorithms presently recognize, and respond to natural language on commercial platforms, predict behaviors and deliver suggestions, our algorithms have been developed to assist learners in accessing, utilizing and remaining engaged with platform content, their instructors and their peers.

We generate content for our customers using the highest standards in academia and business, and our business model enables us to deliver content for our customers efficiently and rapidly. Rapidly evolving technology has driven the need to continuously upskill students and workforces, and we use the highest possible standards to deliver this content according to customer needs. This substantially reduces the time it takes for traditional program creation by EIs or businesses.

We market to our customers, and enable them to offer and monetize learning products, or to deliver learning products to their own employees efficiently and cost effectively. Our customers want the capability of delivery to their own customers, and are best able to market to them. We deliver the content and technology to enable this.

We protect and utilize learner data solely to improve learning outcomes. Learner data is collected with learner permission, and information about learner behavior, study preferences and preference for types of material delivered as part of learning products, will be used to improve learning outcomes and learner experiences. We will validate algorithms using both offline and online testing. By correlating learner behaviors with specific outcomes as identified by qualified instructors, we will train our algorithms specifically for important learning outcomes, enabling it to be a useful tool for instructors. We believe that the combinations of information that will be collected through our educational products, and outcomes measured using our online learning products will be unique, and constantly improved. We will never sell or distribute our learner data to third parties without the explicit permission of learners. We will not deliver unwanted content or advertising to learners or to customer personnel. Our proprietary technology is developed solely for purposes of improving learner experiences and outcomes, and improving the ability of our customers to deliver outstanding educational products.

Our Research and Development Programs

We use advanced technologies to create effective and accessible learning environments. We seek to improve learning at many levels, including K-12, college and professional. Our research and development programs will expand continuously based on learner preferences, outcomes and the desires of our customers. Some of these will include:

●	Improvements in learner engagement with cloud-based platforms. We will continuously gather data on how learners engage with us and other online platforms, and conduct research and development to create and incorporate useful tools for learning on our platform.

●	Improvements in instructor experience using our platform. We will continuously develop tools designed to improve the ability of our customers to deliver timely and relevant content, deliver assessments which are fair, correctly represent educational objectives and give repeatable outcomes when employed on our platform.

●	Integration of new technology in the delivery of learning products. We will continuously develop improvements to our technology stack, inventing and integrating best-in-class online engagement features. These will range from invention of novel user experience features, to integration of capabilities offered by other vendors and developers. A “technology stack” is a combination of software products and programming languages used to create our platform.

●	Qualification of information for use by learners in all sectors. We plan to provide both our customers and our learners with the constantly improving ability to find and integrate qualified information into products on our platform, and maximize learner ability to utilize qualified information, designed to offer learners the most carefully curated, most relevant, timely and engaging materials in every discipline in which we offer products.

Our Intellectual Property

Our intellectual property rights include patent applications, trade secrets, trademark rights, and contractual agreements. Our patent applications are directed to our proprietary technology, including an artificial intelligence platform for learning, and will seek patent protection for our designs, development, and related alternatives by filing and prosecuting patent applications in the U.S. and other countries as appropriate.

We currently have seven pending U.S. patent applications, including one to cover the artificial intelligence platform, and others related to security, power consumption, blockchain, design and other technologies, including methods and systems. Any patent issued from these applications are expected to expire in 2038, not including any applicable patent term adjustment or extension or design patents.

We have protected our source codes, methodologies, algorithms, and techniques directed to other aspects of our artificial intelligence learning platform using our trade secret rights. We have filed intent-to-use trademarks for AMESITETM and KEEP LEARNINGTM with the United States Patent and Trademark Office. We have also secured domain names, including amesite.com, amesite.co, amesite.net, and others.

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

Competition

The on-line and software industries for higher education are characterized by rapid evolution of technologies, fierce competition, government regulation, and strong defense of intellectual property. The overall market for technology solutions that enable providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of learners and educators and frequent introductions of new methods of delivering education online. While we believe that our platform, programs, technology, knowledge, experience, and resources provide us with competitive advantages, we face competition from major on-line companies, academic institutions, governmental agencies, and public and private research institutions, among others.

Any learning product that we successfully develop and commercialize will compete with current learning products. Key product features that would affect our ability to effectively compete with other course offerings include efficiency, security and convenience, and availability. Our competitors fall primarily into the following groups:

●	Online Program Management (OPM) firms, who create and launch educational products for EIs and businesses, using either their own or others’ Learning Management Systems (LMSs).

●	Learning Management System (LMS) technology firms, who offer technology platforms suitable for offering online educational or training products

●	Learning product aggregators, who offer multiple institutions’ or businesses’ learning products on online platforms for direct purchase by learners, or through licenses by institutions.

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

We expect that the competitive landscape will continue to expand as the market for online programs at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:

●	brand awareness and reputation;

●	ability of online programs to deliver desired learner outcomes;

●	robustness and evolution of technology offering; and

●	breadth and depth of service offering.

Government Regulation and Product Approval

The education industry is heavily regulated. Institutions of higher education that award degrees and certificates to signify the successful completion of an academic program are subject to regulation from three primary entities, namely, the U.S. Department of Education, or DOE, accrediting agencies, and state licensing authorities. Each of these entities promulgates and enforces its own laws, regulations and standards, which we refer to collectively as education laws.

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

Sales and Marketing

We plan to grow our sales and marketing program as we build our customer base, advancing from our small, direct sales force to a distribution network that has existing relationships with K-12 schools, colleges, universities and businesses.

We also intend to develop a branding strategy to introduce and support our platform. The strategy may include our presence at K-12 schools, colleges, universities, and other educational institutions on a national, state, and regional basis to engage and educate users of our products, as well as engaging in a variety of other direct marketing methods to educational institutions and businesses.

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

Marvin Rosen, Member

Marvin S. Rosen is a shareholder with Greenberg Traurig LLP. Mr. Rosen has more than 30 years of experience in the area of corporate and securities law. He advises private equity firms, hedge funds, and activist and distressed investors on special strategies. He has had experience in being a member of various Boards of directors of public companies.

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

Corporate Information

We were originally incorporated in the State of Delaware on April 6, 2017. Our corporate headquarters are located at 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan, and our telephone number is (734) 876-8141.

We maintain a website at www.amesite.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

Employees

As of September 14, 2020, we have 11 full-time employees, one part-time employees and 7 consultants. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

Risks Related to our Business

We have a short operating history in online programs and may fail to grow our customer base.

We were incorporated in April 2017, and have no operating history in offering online courses. Historically, we have had no significant tangible assets other than cash. If our assumptions about market needs are incorrect, we may fail to launch courses and gain initial customers. Even if we launch courses in a timely manner, our assumptions regarding recovery of upfront costs and growth of revenue may differ substantially from reality, in which case we will fail to achieve our revenue goals.

We have not developed a strong customer base and we have not generated sustainable revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have not yet developed a strong customer base and we have not generated sustainable revenue since inception. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Maintaining and improving our platform will require significant capital. We will also incur substantial accounting, legal and other overhead costs as a public company. If our offerings to customers are unsuccessful, result in insufficient revenue or result in us not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new customers.

There is substantial doubt about our ability to continue as a going concern.

We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2020 and 2019, we had net losses of $4,170,303 and $3,939,931, respectively. We have concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Our long-term future growth and success is dependent upon our ability to raise additional capital and implement our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

Our business model relies on us successfully licensing our platform and providing services to K-12 schools, colleges and universities, and businesses for creation and online delivery of their learning products. If we fail to attract customers, or to negotiate agreements with them that provide us with sustainable revenue, it will impair our ability to operate and grow our business.

We may not be able to convince educational institutions and businesses that our methods will produce better outcomes than their current approaches to online learning products, in a cost-effective manner. We may also not be able to convince them to dedicate significant resources to moving courses onto our platform and gain their trust in operating them collaboratively. If our learning products are not better, or only modestly better than the incumbent versions, we will be unable to grow and gain more customers, which will materially harm our business.

We will be relying on our college and university customers to drive enrollment and revenue and continue to license our platform and pay for our services.

Factors within and outside of our control will affect enrollments and include the following:

●	Negative perceptions about online courses. Students may reject the opportunity to take courses online, when residential courses are offered as an option, due to negative perceptions of online education.

●	Ineffective marketing efforts. Our customers’ marketing efforts are required to drive enrollment of our online courses. If our customers fail to successfully execute our marketing strategies, they may not continue to license our platform.

●	Damage to customer reputation. Our customers’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to gain customers with strong, stable reputations and rankings, they will fail to achieve stable enrollments.

●	Lack of subscription to our courses. We do not control the courses required for a degree by our customers, and if the courses we offer do not build to a degree, enrollments could suffer.

●	Reduced enrollment in higher education due to lack of funding. Significant reductions in student funding, through grants or loans, would reduce enrollments in courses on our platform and could adversely affect our business model.

●	General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors. Any of these could substantially reduce licensing of our platform.

We will be relying on our K-12 customers to adopt online learning programs.

Factors within and outside of our control will affect sales and include the following:

●	Regulatory barriers. Certain jurisdictions in which we operate, including State Departments of Education, may determine that online programs do not meet regulatory requirements for K-12 schools. If such a determination were made, our business would be materially affected as a result.

●	Negative perceptions about online courses. Students may reject the opportunity to take courses online, when residential courses are offered as an option, due to negative perceptions of online education. No assurance is given that students and educators will quickly adopt to our online platform, if at all.

We will be relying on our enterprise customers to prioritize providing online learning programs to train or upskill their workforces.

Factors within and outside of our control will affect enrollments and include the following:

●	General economic conditions. Any contraction in the economy could be expected to cause business leaders to deprioritize workforce training.

●	Negative perceptions about online courses. Workers may reject the opportunity to take courses online through their employers.

We will face intense competition, which may cause pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

We will compete with other online education services companies, and colleges and universities themselves. We expect competition in our markets to intensify as new competitors enter the online education market, existing competitors merge or form alliances and new technologies emerge. Our competitors may introduce new solutions and technologies that are superior to our platform. Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

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

Our operations have consumed substantial amounts of cash since inception. We do not expect more than nominal revenues until at least some point during the fiscal year ending June 30, 2021. If our expectations prove incorrect, our business, operating results and financial condition will be materially and adversely affected. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our platform, invest in marketing, sales and distribution of our platform to grow our business, acquire customers, and commercialize our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these increased expenses. In addition, we expect to incur significant expenses related to regulatory requirements, and our ability to obtain, protect, and defend our intellectual property rights.

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

Our platform and computer systems store and transmit proprietary and confidential information that is subject to stringent legal and regulatory obligations. Due to the nature of our product, we face an increasing number of threats to our platform and computer systems including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Our cybersecurity measures or those of our future business partners may be unable to anticipate, detect or prevent all attempts to compromise our systems or that of our future business partners. Our internal computer systems and those of our future business partners are or may also be vulnerable to telecommunication and electrical failures, the occurrence of which could result in material disruptions of our services. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new customers, cause existing customers to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Such issues could also cause a delay in the further development of our new technology for on-line education. Any reputational damage resulting from breach of our systems or disruption of our services could create distrust of our company by prospective customers. We do not currently have a cyber risk insurance policy. In the event that we obtain one, such insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan 48226. The lease term for our office and laboratory space in Ann Arbor, Michigan commenced in November 2017 with an expiration date of May 5, 2019 (the “Ann Arbor Lease”). In March 2019, the Ann Arbor Lease was extended through May 2022 with monthly payments of $7,942 through May 2022. In May 2020, we terminated the Ann Arbor Lease and began operating remotely with no further lease obligations.

We believe that our existing remote environment is adequate for our current needs. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Holders

As of September 14, 2020, we had approximately 149 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued or granted by us during the fiscal year ended June 30, 2020 that were not registered under the Securities Act and were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

On July 29, 2019, we granted a director 75,000 options to purchase common stock in connection with her appointment to the Board of Directors. These options carry an exercise price of $2.00 per share.

From August 2019 to December 2019, we sold and issued an aggregate of 2,741,235 shares of common stock to accredited investors in a private placement. We will issue warrants to the Placement Agent in the offering to purchase up to 274,123 shares of our common stock (10% of the total securities sold in the offering), with an exercise price equal to $2.00 per share.

On April 21, 2020, May 6, 2020, and May 22, 2020, we entered into note purchase agreements (the “Purchase Agreements”) with certain accredited investors in connection with the offering and sale of unsecured convertible promissory notes with an aggregate principal amount of $2,182,500, before deducting referral fees payable to a FINRA-registered broker/dealer and other offering expenses in connection with the closing of a private placement offering.

On May 21, 2020, we issued 525,000 options to purchase common stock to our Chief Executive Officer in connection with her Executive Agreement. These options carry an exercise price of $2.00 per share.

On May 22, 2020 we issued an aggregate of 960,000 options to purchase common stock to our directors in consideration for their service on our Board of Directors. These options carry an exercise price of $2.00 per share.

On June 29, 2020, we issued 15,000 options to purchase common stock to an employee of the Company. These options carry an exercise price of $2.00 per share.

The transactions described above were exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D thereunder) as not involving any public offering.

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

Overview

We are a Delaware corporation named Amesite Inc. (the “Company) and have a wholly-owned subsidiary, Amesite Operating Company, a Delaware corporation (“Amesite Operating Company”). We are an artificial intelligence driven platform and course designer that rapidly provides customized, high performance and scalable online products for schools and businesses. We use machine learning to provide a novel, mass customized experience to learners. Our customers are businesses, universities and colleges and K-12 schools. We are passionate about improving the learner experience and learner outcomes in online learning products, and improving our customers’ ability to create and deliver both. We are focused on creating the best possible technology solutions and have been awarded an innovation award for our product. We are committed to our team, and have twice been recognized with workplace excellence awards.

During the year ended June 30, 2019, we began generating revenue from our services and products. Our activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the fiscal years ended June 30, 2020 and 2019 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Reorganization

We plan to consummate a reorganizational merger (the “Reorganization”), whereby Amesite Operating Company will merge with and into the Company, with Amesite Operating Company resulting as the surviving entity. In connection with the same, we will file a Certificate of Ownership and Merger with the Delaware Secretary of State, and our name will change from “Amesite Operating Company” to “Amesite Inc.” (“New Amesite”). The Reorganization was approved by the stockholders of the Company on August 4, 2020.

The consolidated financial statements after completion of the Reorganization will include the assets, liabilities and results of operations of the merged companies for all periods presented.

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with GAAP and the requirements of the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the “Notes to Consolidated Financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 20 months from the closing date of the agreement. Stock warrants issued have a term of five years from the closing date of the respective private placements. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 5 and 6 in the “Notes to Consolidated Financial Statements” of this Annual Report.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with our customers to provide a comprehensive platform of tightly integrated technology and technology enabled services related to the programs and offerings we deliver.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We derive revenue primarily from contractually specified percentages of the amounts our educational institution partners receive from their students in Amesite-hosted programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain partner contracts. Our contracts with partners generally have three to six-year terms and have a single performance obligation, as the promises to provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the partners receive and consume benefits, which occurs ratably over a series of academic terms. The fees received from partners over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. The fees are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. A refund allowance is established for our share of tuition and fees ultimately uncollected by university partners.

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

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract. There were no costs to fulfill capitalized as of June 30, 2020 and 2019.

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

Results of Operations

Fiscal year ended June 30, 2020 compared to June 30, 2019

Revenue

We generated revenues of $59,749 for the year ended June 30, 2020 as compared to $14,920 for the year ended June 30, 2019. Such revenues were primarily derived from contracts with university customers.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the year ended June 30, 2020 were $2,046,968 as compared to $2,923,002 for the year ended June 30, 2019. The decrease of $876,034 is due primarily to the fair value of common stock warrants issued to a firm in connection with advisory services provided and recorded as an expense by the Company during the year ended June 30, 2019. The warrants have a term of five years and an exercise price of $1.50 per share. The Company measures the fair value of the warrants using the Black Scholes Model. The fair value of the warrants was $897,565.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

Technology and content development expenses for the year ended June 30, 2020 were $1,346,172 as compared to $904,771 for the year ended June 30, 2019. The increase of $441,401 is due primarily to contract services that support the development of our technology platforms and amortization of capitalized software costs which increased $360,000 from $122,000 for the year ended June 30, 2019.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the year ended June 30, 2020 were $748,993 as compared to $157,399 for the year ended June 30, 2019. The increase of $591,594 is due primarily to increased personnel and personnel-related costs of $229,665 and increased contracted services related to various search engine, social media and advertising costs.

Interest Income. For the year ended June 30, 2020, interest income totaled $17,158 as compared to interest income of $31,321 for the year ended June 30, 2019.

Interest Expense. Interest expense (including amortization of issuance costs) incurred in connection with the issuance of unsecured convertible notes in April and May 2020, payable to certain accredited investors amounted to $105,077 for the year ended June 30, 2020 as compared to interest expense of -0- for the year ended June 30, 2019. See Note 8 to Notes to Consolidated Financial Statements.

Net Loss. Primarily as a result of the increased operating expenses noted above, our net loss for the year ended June 30, 2020 was $4,170,303 as compared to a net loss for the year ended June 30, 2019 of $3,938,931.

Capital Expenditures

During the years ended June 30, 2020 and 2019, we had capital asset additions of $795,748 and $1,029,357, respectively, which were comprised of $784,987 and $997,535 respectively, in capitalized technology and content development, and $10,761 and $31,822, respectively, of property and equipment, including primarily computer equipment and software. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial position, liquidity, and capital resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $4,170,303 and $3,938,931 for the years ended June 30, 2020 and 2019, respectively.

During the period from November 14, 2017 (date of incorporation) to June 30, 2020, we raised net proceeds of approximately $11,300,000 from private placement financing transactions (stock and debt). As of June 30, 2020, our cash balance totaled $4,093,874.

During the year ended June 30, 2020, we issued 2,741,235 shares of its common stock at a price of $2 (total net proceeds of approximately $4.7 million) to accredited investors in a private placement offering (Offering). In connection with the Offering, we agreed to issue five (5) year warrants to the placement agent to purchase ten (10%) of the common shares sold for an exercise price equal to $2. Total warrants of approximately 274,123 were issued to the placement agent during fiscal 2020.

The Company measures the warrants using the Black-Scholes Model (“BSM”) to estimate their fair value. The fair value of the warrants issued during fiscal 2020 were approximately $225,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk-free interest rate of 1.69%; and (iii) expected life of the warrants of 5 years. The warrants are included in offering costs in the Statement of Stockholders’ Equity.

On March 30, 2020 the Board of Directors of the Company authorized the issuance and sale to certain accredited investors, a series of unsecured convertible debt (the “Notes”) with an aggregate principal amount of up to $2 million in an offering intended to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Regulation D thereunder. We received net proceeds of approximately $1,920,600 from the issuance and sale of the Notes. The net proceeds will be used for working capital and general corporate purposes. None of the noteholders are affiliates of the Company and no noteholder will be considered to be a principal stockholder of the Company upon conversion of the Notes.

The Notes are unsecured, bear interest at 8% per annum and mature one year from the date of issuance. The Notes are subject to automatic conversion into the Company’s common stock upon a qualified equity financing (as such term is defined in the Notes) or change of control. The conversion price of the Notes is the lesser of $2.00 per share or 75% of the price paid per share in a qualified equity financing or change of control.

At present, we believe that our cash balances should be sufficient to satisfy our anticipated operating and investing needs through April 2021. However, it is possible that we will choose to accelerate our plan of operations in order to attract and sign more customers or to support current customers, and that we will require more funds than we currently have available to meet those needs.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Amesite Inc.

Consolidated Financial Statements

June 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Amesite Inc.

607 Shelby Street

Suite 700 PMB 214

Detroit MI, 48226

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amesite Inc. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, is still developing its service platform, has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time, and does not have sufficient cash on hand or available liquidity that can be utilized to fund future operations for at least twelve months from the date of issuance of the financial statements. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte and Touche LLP

Detroit, MI

September 14, 2020

We have served as the Company’s auditor since 2017.

Amesite Inc.

Consolidated Balance Sheets

June 30

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$4,093,874	$1,008,902
Accounts receivable	61,120	-
Prepaid expenses and other current assets	227,274	102,842
Property and Equipment - Net (Note 3)	45,308	89,657
Capitalized Software - Net	1,277,097	974,562
Total assets	$5,704,673	$2,175,963
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$112,053	$207,543
Notes payable (Note 8)	2,025,600	-
Accrued and other current liabilities:
Accrued compensation	62,485	48,643
Deferred revenue	380,000	-
Other accrued liabilities	124,639	74,848
Total current liabilities	2,704,777	331,034
Stockholders’ Equity:
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,231,820 and 13,090,585 shares issued and outstanding at June 30, 2020 and 2019, respectively	1,583	1,309
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and 2019	-	-
Additional paid-in capital	11,629,114	6,304,118
Accumulated deficit	(8,630,801)	(4,460,498)
Total stockholders’ equity	2,999,896	1,844,929
Total liabilities and stockholders’ equity	$5,704,673	$2,175,963

See notes to consolidated financial statements.

Amesite Inc.

Consolidated Statements of Operations

Years Ended June 30, 2020 and 2019

	2020	2019
Net Revenue	$59,749	$14,920
Operating Expenses
General and administrative expenses	2,046,968	2,923,002
Technology and content development	1,346,172	904,771
Sales and marketing	748,993	157,399
Total operating expenses	4,142,133	3,985,172
Other Income (Expense)
Interest income	17,158	31,321
Interest expense	(105,077)	-
Total other income (expense)	(87,919)	31,321
Net Loss	$(4,170,303)	$(3,938,931)

Loss per Share
Basic loss per share	$(0.27)	$(0.30)
Weighted average shares outstanding	15,380,669	13,079,398

See notes to consolidated financial statements.

Amesite Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2018	$1,275	$4,799,471	$(521,567)	$4,279,179
Net loss	-	-	(3,938,931)	(3,938,931)
Issuance of restricted common stock	34	(34)	-	-
Common stock warrant expense	-	897,565	-	897,565
Stock option compensation expense	-	607,116	-	607,116
Balance - June 30, 2019	1,309	6,304,118	(4,460,498)	1,844,929
Net loss		-	(4,170,303)	(4,170,303)
Issuance of common stock	274	4,769,948	-	4,770,222
Stock option compensation expense	-	555,048	-	555,048
Balance - June 30, 2020	$1,583	$11,629,114	$(8,630,801)	$2,999,896

See notes to consolidated financial statements.

Amesite Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2020 and 2019

	2020	2019
Cash Flows from Operating Activities
Net loss	$(4,170,303)	$(3,938,931)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	522,257	159,844
Amortization of debt issuance costs	79,000
Impairment expense - property and equipment	15,305	-
Stock compensation expense	555,048	607,116
Stock warrant expense	-	897,565
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	(61,120)	5,000
Prepaid expenses and other assets	(124,432)	(44,233)
Deferred revenue	380,000
Accounts payable	(95,490)	202,279
Accrued compensation	13,841	969
Accrued and other liabilities	75,792	(124,401)
Net cash and cash equivalents used in operating activities	(2,810,102)	(2,234,792)
Cash Flows from Investing Activities
Purchase of property and equipment	(10,761)	(31,822)
Investment in capitalized software	(784,987)	(997,535)
Net cash and cash equivalents used in investing activities	(795,748)	(1,029,357)
Cash Flows from Financing Activities
Net repayments to stockholder	-	(1,065)
Issuance of common stock – net of offering costs	4,770,222	-
Issuance of convertible notes payable – net of issuance costs	1,920,600	-
Net cash and cash equivalents provided (used in) by financing activities	6,690,822	(1,065)
Net (Decrease) Increase in Cash and Cash Equivalents	3,084,972	(3,265,214)
Cash and Cash Equivalents - Beginning of year	1,008,902	4,274,116
Cash and Cash Equivalents - End of year	$4,093,874	$1,008,902
Significant Noncash Transactions
Acquisition of capitalized software included in accounts payable	70,803	56,255

See notes to consolidated financial statements.

Amesite Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Amesite Inc. (the “Company”) was incorporated in November 2017. The Company is an artificial intelligence driven platform and course designer, that provides customized, high performance and scalable online products for schools and businesses. The Company uses machine learning to provide a novel, mass customized experience to learners. Our customers are businesses, universities and colleges and K-12 schools. The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan. The Company’s operations are considered to be in one segment.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Company’s fiscal year ends June 30.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

Certain prior year amounts have been reclassified to conform with the current year presentation.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Amesite Inc. and its wholly owned subsidiary, Amesite Operating Company (“Amesite Operating Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software once a final selection of the software is made. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software as part of technology and content development expenses over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $482,000 and $122,000 for the years ended June 30, 2020 and June 30, 2019, respectively.

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

The Company derives revenue primarily from contractually specified percentages of the amounts our educational institution partners receive from their students in Amesite hosted programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain partner contracts. Our contracts with partners generally have three to six-year terms and have a single performance obligation, as the promises to provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the partners receive and consume benefits, which occurs ratably over a series of academic terms. The fees received from partners over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. The fees are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. A refund allowance is established for our share of tuition and fees ultimately uncollected by university partners.

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

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract. There were no costs to fulfill capitalized as of June 30, 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to university partners may not be made until after the academic term has commenced and final enrollment becomes available.

Contract liabilities as of each balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue on our statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on our balance sheets as deferred revenue. We generally receive payments for our share of tuition and fees from university partners early in each academic term, prior to completion of the service period and our performance obligations. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Amesite Inc.

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies (Continued)

Some contracts also involve annual license fees, for which upfront amounts are received from customers. In these contracts, the license fees received in advance of the platform’s launch are recorded as contract liabilities.

Income Taxes

A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Risks and Uncertainties

The Company intends to operate in an industry subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, and other risks associated with an early stage company, including the potential risk of business failure.

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a novel coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries, including the United States, have implemented measures to combat the outbreak which have impacted global business operations. While management believes the Company’s operations have not been significantly impacted, the Company continues to monitor the situation. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses since its inception, is still developing its service platform, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover costs over an extended period of time. The Company does not have sufficient cash on hand or available liquidity that can be utilized to fund future operations for at least twelve months from the date of issuance of the financial statements. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Technology and Content Development

Technology and content development expenditures consist primarily of personnel and personnel-related expense and contracted services associated with the maintenance of our platform as well as hosting and licensing costs and are charged to expense as incurred. It also includes amortization of capitalized software costs and research and development costs related to improving our platform and creating content that are charged to expense as incurred.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. At June 30, 2020 and June 30, 2019, the Company had 5,008,148 and 2,863,025 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the years ended June 30, 2020 and 2019, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in this period.

Stock-Based Payments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 Compensation-Stock Compensation requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

The Company accounts for stock options and restricted shares of common stock issued to non-employees in accordance with the FASB ASC Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company re-measures these outstanding options to fair value at each reporting period. The Company has estimated the fair value of those services performed through June 30, 2020, and recorded an expense in the consolidated statement of operations.

Amesite Inc.

Notes to Consolidated Financial Statements

Note 3 - Property and Equipment

Property and equipment are summarized as follows:

	June 30, 2020	June 30, 2019

Leasehold improvements	$-	$47,129
Furniture and fixtures	10,000	33,653
Computer equipment and software	54,052	48,358
Total cost	64,052	129,140
Accumulated depreciation	18,744	39,483
Net property and equipment	$45,308	$89,657

Depreciation expense for the years ended June 30, 2020 and 2019 was $39,805 and $37,871, respectively.

Note 4 - Common Stock

The Company issued an aggregate 2,741,235 shares of its common stock pursuant to various closings of private placement during the year ended June 30, 2020 at the sale price of $2.00 per share. The aggregate gross proceeds were approximately $5.5 million.

The Company issued an aggregate of 2,921,145 shares of common stock pursuant to closings of a private placement on April 27, 2018 and also on June 8, 2018, at the sale price of $1.50 per share. The aggregate gross proceeds were approximately $4.4 million.

In connection with the private placements, the Company agreed to compensate the U.S. registered broker-dealer (the “Placement Agent” with (i) a cash commission of 10 percent of the gross proceeds raised from investors in the private placement introduced by them, and (ii) warrants to purchase that number of shares of common stock equal to 10 percent of the number of shares of common stock sold to investors in the private placement introduced by them. Accordingly, cash commission paid of $598,247 and warrants with a fair value of $225,452 issued to the Placement Agent to purchase up to an aggregate of 274,123 shares of common stock were accounted for as issuance costs in the Statement of Stockholders’ Equity.

The Company incurred other issuance costs of $114,000 during year ended June 30, 2020.

Note 5 - Warrants

During the years ended June 30, 2020 and June 30, 2019, the Company issued 274,123 and 1,479,078 common stock warrants, respectively, to a placement agent related to fundraisings and other advisory services. The warrants have a term of five years from the closing date of the private placements and an exercise price of $2.00 per share (2020 warrants) and $1.50 per share (2019 warrants). The Company measures the fair value of the warrants using the Black-Scholes Model (“BSM”).

The 1,479,078 warrants issued during the year ended June 30, 2019, were issued for services delivered to the Company, so the value of the warrants of $897,565 has been included in General and administrative expenses and recorded as contributed capital.

The fair value of the warrants issued during the years ended June 30, 2020 and June 30, 2019 was $225,452 and $897,565, respectively, based on the following inputs and assumptions below.

	2020	2019

Volatility (percent)	45	43
Risk-free rate (percent)	2	2
Expected term (in years)	5	5

Note 6 - Stock-Based Compensation

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

Amesite Inc.

Notes to Consolidated Financial Statements

Note 6 - Stock-Based Compensation (Continued)

The Company has reserved 4,600,000 shares of common stock to be available for granting under the Plan (Note 10)

The Company issued 340,278 restricted shares of common stock in exchange for consulting services provided to the Company through June 30, 2020. The expense was recongnized ratably over the term of the consulting contract, included in general and administrative expenses and recorded as a capital contribution and amounted to approximately $82,250 and $245,000 during the years ended June 30, 2020 and 2019, respectively.

The Company estimates the fair value of each option award using a BSM that uses the weighted-average assumptions included in the table in Note 5. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise within the valuation model, or estimates the expected option exercise when historical data is unavailable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, The Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

A summary of option activity for the years ended June 30, 2020 and June 30, 2019 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Shares

Outstanding at July 1, 2018	947,917	$1.50	10	947,917
Granted	270,916	1.50	9.05	270,916
Exercised	(127,000)	1.50		(127,000)
Outstanding at June 30, 2019	1,091,833	1.50	8.90	1,091,833
Outstanding at July 1, 2019	1,091,833	1.50	8.90	1,091,833
Granted	1,907,000	2.00	9.76	1,907,000
Terminated	(36,000)	1.50		(36,000)
Outstanding at June 30, 2020	2,962,833	1.82	9.06	2,962,833
Vested or expected to vest at June 30, 2020	2,962,833	1.82	9.06	2,962,833
Exercisable at June 30, 2020	1,016,906	1.50	7.78	1,016,906

The weighted-average grant-date fair value of options granted during the years ended June 30, 2020 and 2019 was $0.88 and $0.70, respectively. The options contained time-based vesting conditions satisfied over periods from two to five years from the grant date.

The Company recognized $555,048 and $607,115 of expense related to the Plan for the year ended June 30, 2020 and 2019, respectively. The expense is comprised of $82,250 for consulting services settled in restricted shares and $472,798 related to stock options for the year ended June 30, 2020. The expense is comprised of $245,000 for consulting services settled in restricted shares and $362,115 related to stock options for the period June 30, 2019.

As of June 30, 2020, there was approximately $1,508,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized over a weighted-average period of 1 year.

Amesite Inc.

Notes to Consolidated Financial Statements

Note 7 - Convertible Notes Payable

In April and May 2020, the Company issued unsecured, convertible notes payable (the “Notes”) to certain accredited investors in an offering intended to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

The Notes are unsecured, bear interest at 8% per annum, and mature one year from the date of issuance. The Notes are subject to automatic conversion into the Company’s common stock upon a qualified equity financing or change of control, based upon a specified formula; the lesser of $2.00 or 75% of the price paid per share in either of the conversion events.

The Company issued notes totaling $2,182,500 and incurred issuance costs of $261,900. As of June 30, 2020, accrued interest of $26,000 has been recorded against the Notes. The issuance costs are being amortized over six months, which is the estimated length of time that the Company believes the note will be outstanding until a conversion event occurs. Amortization expense associated with the issuance costs of $79,000 has been recorded in the statement of operations as interest expense during the year ended June 30, 2020.

Note 8 - Operating Lease

Through May 2020, the Company was obligated under an operating lease primarily for its office space. Prior to the lease being terminated in May 2020, the lease required monthly rent of $7,942. The lease required the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $7,942. A refundable security deposit of $5,000 was also required as part of the lease. Total rent expense was $59,332 and $69,471 for the years ended June 30, 2020 and 2019, respectively.

Subsequent to the termination of the lease, the Company is operating remotely and has no further lease obligations.

Note 9 - Income Taxes

For the year ended June 30, 2020 and prior periods since inception, the Company’s activities have not generated taxable income. A valuation allowance has been recorded on tax loss carryforwards and other deferred tax assets. Accordingly, the Company has not recognized any current or deferred income tax expense or benefit for the years ended June 30, 2020 and 2019.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	June 30, 2020	June 30, 2019

Income tax, at applicable federal tax rate	$(875,764)	$(827,176)

State income tax	(193,697)	(185,454)
Change in valuation allowance	1,013,841	1,030,996
Other	55,620	(18,366)
Total provision for income taxes	$-	$-

Amesite Inc.

Notes to Consolidated Financial Statements

Note 9 - Income Taxes (Continued)

The details of the net deferred tax asset are as follows:

	June 30, 2020	June 30, 2019

Deferred tax assets:
Deferred revenue	$38,824	$-
Start-up and organizational costs	135,208	170,895
Stock compensation expense	453,975	340,870
Straight line rent adjustment	-	5,267
Charitable contributions	2,608	772
Net operating loss carryforwards	1,864,672	897,184
Gross deferred tax assets	2,495,287	1,414,988
Valuation allowance recognized for deferred tax assets	(2,154,900)	(1,141,059)
Net deferred tax assets	340,387	273,929
Deferred tax liabilities:
Depreciation	(11,662)	(23,077)
Capitalized software	(328,725)	(250,852)
Gross deferred tax liabilities	(340,387)	(273,929)
Net deferred tax assets	$-	$-

The Company has approximately $7,244,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. The Company does not have any uncertain tax positions.

Note 10 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date of June 30, 2020, through September 14, 2020, the date the financial statements were available to be issued.

On August 4, 2020, the stockholders of the Company approved a reorganizational merger pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated July 14, 2020 whereby the Company will merge with and into Amesite Operating Company with the Amesite Operating Company resulting as the surviving entity. In connection with the Merger Agreement, Amesite Operating Company will change its name to “Amesite Inc.” The Merger Agreement was approved prior to the filing of the registration statement for the offering of common shares of Amesite Operating Company, which occurred on August 14, 2020.

On August 4, 2020, the stockholders of the Company approved the increase of shares of common stock issuable under its Equity Incentive Plan to 4,600,000 shares (from 2,529,000 shares).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and certain information regarding each of our directors and executive officers as of September 14, 2020:

NAME	POSITION(S)	AGE
Ann Marie Sastry, Ph.D.	President, Chief Executive Officer, Chairman of the Board	52
Rick DiBartolomeo	Chief Financial Officer	61
Anthony M. Barkett (1) (2) (3)	Director	53
Barbie Brewer (2) (3)	Director	43
J. Michael Losh (1) (3)	Director	74
Richard Ogawa	Director	56
Gilbert S. Omenn, M.D., Ph.D. (1) (2) (3)	Director	78

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Our “independent” Board members (as such term is defined under Nasdaq listing rules), acting as a group, perform the functions of a nominating and corporate governance committee.

Executive Officers

Ann Marie Sastry, Ph.D. – President, Chief Executive Officer and Chairman of the Board of Directors

Dr. Sastry has been our President, Chief Executive Officer, and Chairman since our incorporation in November 2017. From April 2008 to October 2015, Dr. Sastry served as the President, Chief Executive Officer, member of the Board of Directors and co-founder of Sakti3, recognized as one of the Massachusetts Institute of Technology’s 50 Smartest Companies in 2015. Backed by a global team of venture capitalists Sakti3 was sold to Dyson Ltd. in 2015 for $90 million. Dr. Sastry was invited to the White House in 2015 to be recognized for her technology entrepreneurship, and meet with President Barack Obama. From October 2015 to November 2017, Dr. Sastry continued on with Dyson as head of the global solid state battery team, focusing on technology strategy and advancement, staff and organizational growth, and partnership development. Her technology and business work have been featured in the WSJ, Fortune, Forbes, the Economist, USA Today, the New York Times and on the cover of Inc.

Prior to starting her companies, Dr. Sastry was a professor of engineering at the University of Michigan. Dr. Sastry was named an Arthur F. Thurnau Professor (UM’s highest teaching honor) in 2008. Tenured and promoted early, Sastry was recognized with some of the highest honors in her scientific fields over her 17 year academic career, including the ASME Frank Kreith Energy Award (2011) and NSF’s Presidential Early Career Award for Scientists and Engineers (1997). She founded two academic research centers in intracellular signaling (Keck Foundation) and advanced automotive batteries (GM/Department of Energy), and a global graduate program in Energy Systems Engineering. She has co-authored over 100 publications and 100 patents and filings, and has delivered over 100 invited lectures and seminars globally on a range of scientific and technology topics, spanning mathematics, physics, bioscience and battery technology. Sastry is active in philanthropy and business mentorship, with a focus on education and poverty alleviation. She holds PhD and MS degrees from Cornell University, and a BS from the University of Delaware, all in mechanical engineering. We believe that Dr. Sastry’s experience working with successful companies and her experience in education qualifies her to serve on our Board of Directors.

Rick DiBartolomeo - Chief Financial Officer

Richard D. DiBartolomeo has been our Chief Financial Officer since November 2018. From January 1982 to October 2007, Mr. DiBartolomeo served as a Partner at Deloitte& Touche, LLP. From October 2007 to March 2010, Mr. DiBartolomeo served as Principal in Charge of Assurance and Advisory Services for the Southeastern Michigan offices of the The Rehmann Group.

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

Non-Employee Directors

Anthony M. Barkett - Director

Mr. Barkett has served as a member of our Board of Directors since February 2018. Mr. Barkett is a California-based real estate developer. He holds Bachelor of Arts degrees in Economics and Political Science from the University of California at Los Angeles, as well as a Juris Doctor degree from the University of the Pacific, McGeorge School of Law. Mr. Barkett practiced law from 1994-2003 specializing in land use, affordable housing and government relations. He is currently the managing member of several limited liability companies which developed and now own and manage commercial real estate in California, Arizona and Hawaii. He is the managing member of Oliveto, LLC which farms and manages olive and walnut orchards in Linden, CA. He is the CEO of Trinity Solar and managing member of Affordable Energy Partners, LLC which built and still owns and manages solar systems throughout CA. In 2013 he was appointed by Governor Jerry Brown to the California Citizens Compensation Commission, a State commission that sets compensation for the legislature. He is a Board member and has been for 17 years of the Downtown Stockton Alliance which is a property owner based 501(c)(3) organized to promote and restore downtown Stockton. He is also a political consultant for Stockton East Water District and has held this position for 20 years. In 2016, he was a co-founder of Ready to Work a 501(c)(3) corporation formed to help homeless and previously incarcerated men get paid work, job training and permanent housing. Additionally, Mr. Barkett was appointed as a Commissioner to the Port of Stockton and is also a Board member of Aspire Public Schools. We believe that Mr. Barkett’s non-profit experience qualifies him to serve on our Board of Directors.

Barbie Brewer - Director

Ms. Brewer has served as a member of our Board of Directors since July 2019. Ms. Brewer has been the Chief People Officer of Marqeta, Inc., since February 2019. From May 2017 to present, Ms. Brewer has also been the founder and CEO of TNT Consulting LLC, a consulting firm that advises early-stage growth companies. From September 2017 to February, 2019, Ms. Brewer was the Chief Culture Officer of GitLab Inc., an information technology and services company that uses open-source software to create a single application that covers the entire DevOps lifecycle. From 2011 through 2017, Ms. Brewer served as the Vice President of Human Resources at Netflix, where she led human resources for Netflix’s product innovation, engineering/development, business development and digital supply chain organizations, managing a team that supported over 1,500 employees. Prior thereto, from April 2008 to January 2011, Ms. Brewer worked as a Vice President of Human Resources at Sportvision, a leading provider in sports entertainment products and data solutions. From 2000 through 2007, Ms. Brewer worked at Cisco as the Human Resources Manager. She also has certifications in Situational Leadership and Project Management. Ms. Brewer received a bachelor’s degree in communications and business from Santa Clara University, where she graduated Magna Cum Laude. She also holds a master’s degree in Human Resource Management from George Washington University. We believe that Ms. Brewer’s management experience qualifies her to serve on our Board of Directors.

J. Michael Losh - Director

Mr. Losh has served as a member of our Board of Directors since February 2018. Mr. Losh served as the Chief Financial Officer at Cardinal Health from July 2004 to May 2005. Mr. Losh was with General Motors from 1964 to 2000. He served as the Chief Financial Officer and Executive Vice President of General Motors Corp., from July 1994 to August 2000. He is the Chairman of the Board of Masco Corp. (NYSE: MAS) (2014-present), Director at Aon PLC (NYSE: AON) (2003-present), and a Director at Cardinal Health Inc. (NYSE: CAH) (1996 to 2009 and 2018 to present). Mr. Losh has served as a Director of AMB Corp., Care Fusion Inc., Electronic Data Systems Corp., Delphi Automotive Systems Corp., Hughes Electronics, Quaker Oats Company, TRW Automotive Inc., HB Fuller Co, and Prologis, Inc. He served as Chairman of the Boards of GMAC and Metaldyne Corp. Mr. Losh holds a B.S. in Mechanical Engineering from Kettering University and an M.B.A. from Harvard University. We believe that Mr. Losh’s public company experience qualifies him to serve on our Board of Directors.

Richard T. Ogawa - Director

Mr. Ogawa has served as a member of our Board of Directors since February 2018. Mr. Ogawa has been General Counsel at Inphi Corporation since 2013, responsible for overseeing legal matters as well as corporate, intellectual property, and government affairs. Mr. Ogawa is a Registered United States Patent Attorney and a Member of the California State Bar with more than 25 years of experience specializing in technology companies. Prior to Inphi, he was a Partner at Townsend and Townsend, a law firm focused on intellectual property. He is the founder and owner of Ogawa Professional Corporation, his own law firm, focusing on venture backed startup companies. He is General Counsel for Soraa Laser Diode, Inc., a venture funded company by Khosla Ventures, and is General Counsel for MCube, Inc. a venture funded company by Kleiner Perkins Caufield & Byers. He has also held a variety of engineering and management positions at NEC Electronics. He is a Charter Member of the Indus Entrepreneur Group (TIE) and had been a member of the Boards of the Asian Law Alliance, American Intellectual Property Law Association, and others. Mr. Ogawa also served as a Partner Member for Technology Group 2800 of the United States Patent and Trademark Office. He received a B.S. in Chemical Engineering from the University of California, Davis in 1984, and a J.D. from the University of Pacific, McGeorge School of Law in 1991. We believe that Mr. Ogawa’s experience as an attorney and his patent expertise qualifies him to serve on our Board of Directors.

Gilbert S. Omenn, M.D., Ph.D. - Director

Dr. Omenn has served as a member of our Board of Directors since March 2020. Prior to his appointment as a member of the Board of Directors, Dr. Omenn served on our Board of Advisors. Dr. Omenn is the Harold T. Shapiro Distinguished University Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health at the University of Michigan. Dr. Omenn brings decades of public-company Board experience, including 27 years with Amgen, Inc, (NASDAQ: AMGN) and 22 years with Rohm & Haas Company. He was Dean of the University of Washington School of Public Health & Community Medicine (1982-1997) and then Executive Vice President for Medical Affairs at the University of Michigan and CEO of the UM Health System (1997-2002). In addition, he was a White House Fellow at the Atomic Energy Commission (1973-1974), Associate Director of the White House Office of Science & Technology Policy and the Office of Management and Budget (1977-1981), on the advisory council for the AAAS “Project 2061: Science for all Americans” (1986-1996), chair of the Presidential/Congressional Commission on Risk Assessment & Risk Management (1994-1997), President of the American Association for the Advancement of Science (AAAS, 2006), member of the Scientific Management Review Board for the NIH (2012-2014), member of the Council of the National Academy of Medicine (NAM, 2015-2017), and currently a member of the Policy & Global Affairs Committee of the National Academies. We believe that Dr. Omenn’s public company, academic, and healthcare experience qualifies him to serve on our Board of Directors.

Involvement in certain legal proceedings.

None of the following events has occurred during the past ten years and which are material to an evaluation of the ability or integrity of any director or executive officer:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

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

We have a staggered board. Our directors are divided into three classes, designated as Class I, consisting of two directors, Class II, consisting of two directors, and Class III, consisting of two directors. Each class serves a term of 3 years. The terms of our director classes are as follows: (i) our two Class I directors were elected for a term expiring on the date of our 2021 annual stockholder meeting; (ii) our two Class II directors were elected for a term expiring on the date of our 2022 annual stockholder meeting; and (iii) our two Class III directors were elected for a term expiring on the date of our 2023 annual stockholder meeting. The division of our Board of Directors into three classes with staggered three year terms after the initial term may delay or prevent a change of our management or a change in control.

The following table sets forth the names and classes of our directors:

Class I directors	Class II director	Class III directors
J. Michael Losh	Ann Marie Sastry, Ph.D.	Anthony M. Barkett
Richard Ogawa	Barbie Brewer	Gilbert S. Omenn, M.D., Ph.D.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system, which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the rules and regulations of the SEC and the rules of the Nasdaq Stock Market LLC (“Nasdaq”). Under such rules, our Board of Directors has determined that other than Dr. Sastry and Mr. Ogawa, the other members of our Board of Directors are independent directors. In making such independence determination, our Board of Directors considered the relationships that each non-employee director has with us and all other facts and circumstances. We expect to transition the composition and functioning of our Board of Directors and each of our committees to comply with all applicable requirements of the Nasdaq Capital Market and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the Board of Directors, on an annual basis, the appropriate characteristics, skills and experience required for the Board of Directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the Board of Directors, in approving (and, in the case of vacancies, appointing) such candidates, will consider many factors, including the following:

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

The independent members of our Board of Directors perform the functions of the nominating and governance committee in order to best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Board Committees

Our Board of Directors has established the committees described below and may establish others from time to time. The charters for each of our committees are available on our website.

Audit committee

Our audit committee is comprised of Anthony M. Barkett, Gilbert S. Omenn, M.D., Ph.D. and J. Michael Losh. Mr. Losh serves as the chairperson of the committee. Our Board of Directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the applicable rules of the SEC and the Nasdaq Capital Market. Mr. Losh qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

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

Compensation committee

Our compensation committee is comprised of Barbie Brewer, Anthony M. Barkett, and Gilbert S. Omenn, M.D., Ph.D. Ms. Brewer serves as the chairperson of the committee. Our Board of Directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of the Nasdaq Capital Market and is a “non-employee director” within the meaning of Rule 16b-3(b)(3) promulgated under the Exchange Act. The compensation committee’s responsibilities include, among other things:

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

Nominating and corporate governance committee

We do not have a designated nominating and corporate governance committee. Our independent directors, acting as a group, are responsible for:

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Following the closing of the Reorganization, the code of business conduct and ethics will be available on our website at www.amesite.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

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

Our Named Executive Officers for the years ended June 30, 2020 and 2019 include our principal executive officer and the next most highly compensated executive officers during the years ended June 30, 2020 and 2019.

Summary Compensation Table

The following table summarizes the compensation of Amesite Parent’s named executive officers during the years ended June 30, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ann Marie Sastry	2020	$350,000			$1,050,000		$1,400,000
Chief Executive Officer	2019	$350,000	$200,000				$550,000

(1) Amounts shown in this column do not reflect dollar amounts actually received by Dr. Sastry. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718. Represents a grant of 525,000 options to purchase common stock made to Dr. Sastry pursuant to Dr. Sastry’s Executive Agreement, dated June 1, 2020. These options have an exercise price of $2.00 per share and vest annually in equal amounts over a period of two (2) years, with 50% shares vesting on the one-year anniversary of the date of grant and the remaining 50% shares vesting on the two-year anniversary of the date of grant.

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

Ann Marie Sastry, Chief Executive Officer

On April 27, 2018 we entered into an Executive Employment Agreement with Dr. Sastry (the “Sastry Employment Agreement”). Pursuant to the terms of the Sastry Employment Agreement, Dr. Sastry is entitled to a $350,000 base salary to be paid in accordance with our regularly established payroll practice. Additionally, Dr. Sastry received a bonus of $200,000 for the year ended June 30, 2019 based upon achievement of certain performance milestones (with determination of achievement of such milestones approved by the Compensation Committee of our Board). Dr. Sastry is also eligible to receive other customary benefits, including paid time off, health insurance, and other benefits. Dr. Sastry’s base salary is reviewed periodically by our Board and adjustments may be made upon the recommendations of the Compensation Committee.

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

We entered into an Executive Agreement, effective June 1, 2020, with Dr. Sastry regarding her continued service as our Chief Executive Officer (the “May 2020 Sastry Agreement”). This agreement replaces and supersedes the Sastry Employment Agreement. Pursuant to the terms of the May 2020 Sastry Employment Agreement, Dr. Sastry is entitled to a $350,000 base salary (the “Base Salary”) to be paid in accordance with our regularly established payroll practice, and subject to increase to $550,000 per year upon completion of this offering. Additionally, Dr. Sastry received 525,000 options to purchase our common stock, and is entitled to receive additional grants of options each successive year she serves as Chief Executive Officer based on her Base Salary. Dr. Sastry is also eligible to earn an annual bonus of up to $300,000, based on the achievement of certain performance-based milestones for each fiscal year mutually agreed upon by our Board of Directors and/or our Compensation Committee and Dr. Sastry.

Rick DiBartolomeo, Chief Financial Officer

In connection with the appointment of Mr. DiBartolomeo as Chief Financial Officer, we and Mr. DiBartolomeo entered into a Consulting Agreement, effective November 12, 2018 (the “Consulting Agreement”), pursuant to which Mr. DiBartolomeo will receive a flat rate of $5,000 per month for his services. On April 20, 2020, the Compensation Committee of our Board of Directors increased Mr. DiBartolomeo’s compensation to $7,500 per month. Under the terms of the Consulting Agreement, the Company will engage Mr. DiBartolomeo as an independent contractor to perform certain services, including but not limited to, serving as the Company’s Chief Financial Officer and performing services normally provided by a chief financial officer. The engagement of Mr. DiBartolomeo pursuant to the Consulting Agreement will continue until the earlier of (i) the final completion of his Services (as such term is defined in the Consulting Agreement), or (ii) the termination of the Consulting Agreement as provided in the Consulting Agreement. Each party to the Consulting Agreement may terminate such agreement upon providing 21 days’ prior written notice of such termination to the other party. In addition, the Company may terminate the Consulting Agreement immediately and without prior notice under certain circumstances.

On July 14, 2020, the Company entered into an Employment Agreement with Mr. DiBartolomeo (the “July 2020 DiBartolomeo Agreement”), which supersedes the Consulting Agreement with Mr. DiBartolomeo described above. Pursuant to the terms of the July 2020 DiBartolomeo Employment Agreement, Mr. DiBartolomeo is entitled to a $175,000 base salary (the “Base Salary”) to be paid in accordance with our regularly established payroll practice. Additionally, Mr. DiBartolomeo received 50,000 options to purchase our common stock. Mr. DiBartolomeo is also eligible to receive performance-based and other bonuses, as awarded in the sole discretion of our Board of Directors.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock awards for our Named Executive Officers outstanding as of June 30, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Ann Marie Sastry, Ph.D.
Chief Executive Officer		525,000		$2.00	5/22/30

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in the fiscal year ended June 30, 2020 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Option Awards ($)	Total ($)
Anthony Barkett	-	$226,950		$226,950
Barbie Brewer	-	$200,250		$200,250
Richard Ogawa	-	$200,250		$200,250
Michael J. Losh	-	$267,000		$267,000
Gilbert S. Omenn, M.D., Ph.D.	-	$160,600		$160,200

(1)	Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718.

Equity Incentive Plans

The following summary provides more detailed information concerning our equity compensation plan. This summary is qualified in its entirety by the full text of the compensation plan and related form of award agreement, each of which has been filed as an exhibit to this Annual Report on Form 10-K.

2018 Equity Incentive Plan

On April 26, 2018, our Board of Directors adopted, and our stockholders approved, the Amesite Inc. 2018 Equity Incentive Plan, or the 2018 Plan. The 2018 Plan is intended to align the interests stockholders and the recipients of awards under the 2018 Plan, and to advance our interests by attracting and retaining directors, officers, employees and other service providers and motivating them to act in our long-term best interests. The material terms of the 2018 Plan are as follows:

Plan term. The 2018 Plan became effective on July 23, 2018 and terminates on the tenth anniversary of its effective date, unless terminated earlier by our Board of Directors.

Eligible participants. All officers, directors, employees, consultants, agents and independent contractors, and persons expected to become officers, directors, employees, consultants, agents and independent contractors or any of our subsidiaries are eligible to receive awards under the 2018 Plan. The Compensation Committee of our Board of Directors determines the participants under the 2018 Plan.

Shares authorized. 2,529,000 shares of common stock were initially available for awards granted under the 2018 Plan, inclusive of 1,288,195 shares subject to options originally granted under the 2017 Plan and assumed in connection with the Merger, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the 2018 Plan. As of the first day of each calendar year beginning on or after January 1, 2021, the number of shares available for all awards under the 2018 Plan, other than incentive stock options, will automatically increase by a number equal to the least of (i) five percent (5%) of the number of shares of the Company’s common stock that are issued and outstanding as of that date, or (ii) a lesser number of shares of the Company’s common stock as determined by the Compensation Committee. To the extent that shares of common stock subject to an outstanding award granted under the 2018 Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of an award in cash, then those shares of common stock will again be available under the 2018 Plan. In addition, any shares covered by an award that have been surrendered in connection with the payment of the award exercise or purchase price or in satisfaction of tax withholding obligations incident to the grant, exercise, vesting or settlement of an award will be deemed not to have been issued for purposes of determining the maximum number of shares of common stock which may be issued pursuant to all awards under the 2018 Plan. Effective August 4, 2020, upon approval of our stockholders, the total number of shares of common stock issuable under the 2018 Plan was increased to 4,600,000 shares.

Award types. Awards include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards.

Administration. Our Compensation Committee administers the 2018 Plan. The Compensation Committee’s interpretation, construction and administration of the 2018 Plan and all of its determinations thereunder is conclusive and binding on all persons.

The Compensation Committee has the authority to determine the participants in the 2018 Plan, the form, amount and timing of any awards, the performance goals, if any, and all other terms and conditions pertaining to any award. The Compensation Committee may take any action such that (i) any outstanding options and stock appreciation rights become exercisable in part or in full, (ii) all or any portion of a restriction period on any restricted stock or restricted stock units will lapse, (iii) all or a portion of any performance period applicable to any performance-based award will lapse, and (iv) any performance measures applicable to any outstanding award will be deemed satisfied at the target level or any other level. Subject to the terms of the 2018 Plan relating to grants to our executive officers and directors, the Compensation Committee may delegate some or all of its powers and authority to the Chief Executive Officer and President or other executive officer as the Compensation Committee deems appropriate.

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

Each incentive stock option will be exercisable for not more than 10 years after its date of grant, unless the optionee owns greater than 10% of the voting power of all shares of our capital stock, or a “ten percent holder,” in which case the option will be exercisable for not more than five years after its date of grant. The exercise price of an incentive stock option will not be less than the fair market value of a share of our common stock on its date of grant, unless the optionee is a ten percent holder, in which case the option exercise price will be the price required by the Code, currently 110% of fair market value.

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

Individual Limits.

With respect to non-employee directors, the maximum grant date fair value of shares that may be granted to an individual non-employee director during any fiscal year of the Company or its subsidiaries is $150,000. In connection with a non-employee director’s commencement of service with the Company, the per person limit set forth in the previous sentence will be $150,000.

Amendment or termination of the 2018 Plan. Our Board of Directors may amend or terminate the 2018 Plan as it deems advisable, subject to any requirement of stockholder approval required by law, rule or regulation.

Change of control. In the event of a change of control, our Board of Directors may, in its discretion, (1) provide that (A) some or all outstanding options and stock appreciation rights will immediately become exercisable in full or in part, (B) the restriction period applicable to some or all outstanding stock awards will lapse in full or in part, (C) the performance period applicable to some or all outstanding awards will lapse in full or in part, and (D) the performance measures applicable to some or all outstanding awards will be deemed to be satisfied at the target or any other level, (2) provide that some or all outstanding awards will terminate without consideration as of the date of the change of control, (3) require that shares of stock of the corporation resulting from such change of control, or a parent corporation thereof, be substituted for some or all of our shares subject to an outstanding award, and/or (4) require outstanding awards, in whole or in part, to be surrendered by the holder, and to be immediately canceled, and to provide for the holder to receive (A) a cash payment in an amount equal to (i) in the case of an option or stock appreciation right, the number of our shares then subject to the portion of such option or stock appreciation right surrendered, whether vested or unvested, multiplied by the excess, if any, of the fair market value of a share of our common stock as of the date of the change of control, over the purchase price or base price per share of our common stock subject to such option or stock appreciation right, (ii) in the case of a stock award, the number of shares of our common stock then subject to the portion of such award surrendered, whether vested or unvested, multiplied by the fair market value of a share of our common stock as of the date of the change of control, and (iii) in the case of a performance unit award, the value of the performance units then subject to the portion of such award surrendered; (B) shares of capital stock of the corporation resulting from such change of control, or a parent corporation thereof, having a fair market value not less than the amount determined under clause (A) above; or (C) a combination of the payment of cash pursuant to clause (A) above and the issuance of shares pursuant to clause (B) above.

Under the 2018 Plan, a change of control will occur upon: (i) a person’s or entity’s acquisition, other than from the Company, of beneficial ownership of 50% or more of either our then outstanding shares or the combined voting power of our then outstanding voting securities, but excluding certain acquisitions by the company, its subsidiaries or employee benefit plans, or by a corporation in which our stockholders hold a majority interest; (ii) a reorganization, merger or consolidation of the company if our stockholders do not thereafter beneficially own more than 50% of the outstanding shares or combined voting power of the resulting company, (iii) certain changes to the incumbent directors of our Company, or (iv) a complete liquidation or dissolution of the company or of the sale or other disposition of all or substantially all of our assets; but excluding, in any case, the initial public offering or any bona fide primary or secondary public offering following the occurrence of the initial public offering.

New plan benefits. The benefits that might be received by officers, employees and non-employee directors cannot be determined at this time. All officers, employees and non-employee directors are eligible for consideration to participate in the 2018 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of September 14, 2020, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of September 14, 2020 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 16,231,821 shares of our common stock outstanding as of September 14, 2020.

Shares of common stock that a person has the right to acquire within 60 days of September 14, 2020, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted below, the address of the persons listed on the table is c/o Amesite Inc., 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan 48226.

	Shares of Common Stock Beneficially Owned (#)	Percentage of Common Stock Beneficially Owned (%)
Directors and Named Executive Officers (1)
Ann Marie Sastry, Ph.D. (2)	6,216,667	38.30%
J. Michael Losh(3)	174,479	1.07%
Gilbert S. Omenn, M.D., Ph.D. (4)	78,124	* %
Richard Ogawa(5)	491,145	3.03%
Anthony M. Barkett(6)	146,355	* %
Barbie Brewer(7)	57,292	* %
Rick DiBartolomeo(8)	—	* %
	—	—%
All directors and executive officers as a group (6 persons)	7,164,060	44.14%

Beneficial Owner Greater than 5% Stockholders
Mark Tompkins (9)	2,900,667	17.87%
Apt. 1, Via Guidino 23,
6900 Lugano
Paradiso, Switzerland

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock.

(1)	This represents the beneficial ownership as of September 14, 2020, which gives effect to the consummation of the Reorganization immediately prior to this offering. Securities that a person has the right to acquire within 60 days of September 14, 2020 are included in such person’s beneficial ownership.

(2)	Excludes 525,000 options to purchase shares of our common stock that vest more than 60 days from September 14, 2020.

(3)	Excludes 276,563 options to purchase shares of our common stock that vest more than 60 days from September 14, 2020.

(4)	Excludes 180,000 options to purchase shares of our common stock that vest more than 60 days from September 14, 2020.

(5)	Includes 25,000 shares of common stock held of record by OGAWA Professional Corporation. Mr. Ogawa is the beneficial owner of OGAWA Professional Corporation and has voting and investment power over the securities held by OGAWA Professional Corporation. Excludes 201,563 options to purchase shares of our common stock that vest more than 60 days from September 14, 2020.

(6)	Excludes 231,563 options to purchase shares of our common stock that vest more than 60 days from September 14, 2020.

(7)	Excludes 267,708 options to purchase shares of our common stock that vest more than 60 days from September 14, 2020.

(8)	Excludes 50,000 options to purchase shares of our common stock that vest more than 60 days from September 14, 2020.

(9)	Excludes 50,000 options to purchase shares of our common stock that vest more than 60 days from September 14, 2020.

Equity Compensation Plans

The following table summarizes securities available under our equity compensation plans as of June 30, 2020.

Number of
securities
available for
	Number of		future
	securities	Weighted	issuance
	to be issued	average	under equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Equity compensation plans approved by security holders:
2018 Plan	2,962,833	$1.82	1,637,167
Equity compensation plans not approved by security holders:
—	—	$—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since July 1, 2018 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Common Stock Issued in the Insider Investment

Certain of our existing investors, including investors affiliated with certain of our directors, and Dr. Sastry, our chief executive officer, have purchased an aggregate of 566,667 shares of our Common Stock in the Insider Investment, for an aggregate purchase price of approximately $680,000. The following investors in the Insider Investment are related to the Company:

Inside Investors	Relationship With Company	Investment
Anthony Barkett	Director	$60,000
Ed Frank	Former Director	$50,000
Mike Losh	Director	$50,000
Richard Ogawa (through Ogawa P.C.)	Director	$30,000
Richard Ogawa	Director	$50,000
Ann Marie Sastry	Chief Executive Officer and Director	$340,000
Mark Tompkins	Former Chief Executive Officer, Director and Current 5%> Holder	$100,000

Related Party Advances

Since November 2017, Dr. Sastry has advanced approximately $239,292 to us to fund our start-up operations, which included research and development, organizational costs, and various professional fees in connection with the private placement offerings and insider investment. We and Dr. Sastry did not have a formal arrangement or agreement pursuant to which these funds were paid. Dr. Sastry paid certain related expenses and was reimbursed out of proceeds of the Private Placement. Dr. Sastry was repaid without interest.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We will enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Consulting Agreements

On March 29, 2018, our Board of Directors approved a consulting agreement with Mr. Richard Ogawa whereby Mr. Ogawa provided certain consulting services to us relating to the protection of our intellectual property and general business advice for our benefit. We agreed to pay Mr. Ogawa $1,000 for each filed patent application and $1,000 for each issued or granted patent regardless of the jurisdiction or type of patent, except for provisional patent applications for which no fee would be paid by us. In addition, we granted Mr. Ogawa a nonqualified stock option to purchase 291,666 shares of our common stock at an exercise price of $1.50 per share (subject to adjustment for the Merger).

Policies and Procedures for Related Party Transactions

We do not currently have written policies and procedures for related party transactions. Our Board of Directors plans to adopt a written related person transaction policy, to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K promulgated under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years and a related person had, has or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. Our audit committee will be responsible for reviewing and approving in advance the related party transactions covered by our related transaction policies and procedures.

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) has provided services in connection with the audit of our financial statements since 2017. The following table summarizes the fees of Deloitte billed us for each of the years ended June 30, 2020 and 2019.

	Year Ended June 30,
	2020	2019
Audit Fees (1)	$239,000	$65,400
Total Fees	$239,000	$65,400

(1)	Audit fees consist of fees for professional services performed by Deloitte for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our independent registered public accounting firm during the years ended June 30, 2020 and 2019. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by Deloitte.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		8-K	000-55804	2.1	5/2/2018
3.1	Certificate of Merger of Lola One Acquisition Sub, Inc. with and into Amesite OpCo (then known as Amesite Inc.)		8-K	000-55804	3.1	5/2/2018
3.2	Certificate of Amendment to the Certificate of Incorporation of Lola One Acquisition Corporation		8-K	000-55804	3.2	5/2/2018
3.3	Form of the Amended and Restated Certificate of Incorporation of Amesite Inc. to be filed with the Secretary of State of Delaware		8-K	000-55804	3.3	5/2/2018
3.4	Amended and Restated Bylaws		8-K	000-55804	3.4	5/2/2018
4.1	Form of Warrant to Purchase Shares of Common Stock issued to Placement Agent.		8-K	000-55804	4.1	5/2/2018
4.2	Form of Registration Rights Agreement		8-K	000-55804	4.2	5/2/2018
4.3	Form of Pre-Funded Warrant		8-K	000-55804	4.1	4/12/2018
10.1†	2017 Equity Incentive Plan and forms of award agreements thereunder.		8-K	000-55804	10.1	5/2/2018
10.2†	2018 Equity Incentive Plan and forms of award agreements thereunder.		8-K	000-55804	10.2	5/2/2018
10.3	Form of Subscription Agreement by and between the Company and each investor in the Private Placement		8-K	000-55804	10.3	5/2/2018
10.4†	Employment Agreement dated November 14, 2017 between Amesite OpCo and Ann Marie Sastry		8-K	000-55804	10.4	5/2/2018
10.5†	Executive Employment Agreement dated April 27, 2018 between the Company and Ann Marie Sastry		8-K	000-55804	10.12	5/2/2018

10.6†	Consulting Agreement dated April 4, 2018 between Amesite OpCo and Richard Ogawa		8-K	000-55804	10.5	5/2/2018
10.7†	Consulting Agreement dated April 5, 2018 between Amesite OpCo and Bernie Chong		8-K	000-55804	10.6	5/2/2018
10.8	Commercial Lease Agreement dated November 13, 2017 in respect of 205-207 East Washington Street, 2nd Floor		8-K	000-55804	10.7	5/2/2018
10.9	Commercial Lease Agreement dated May 5, 2018 in respect of 205-207 East Washington Street, 3rd Floor		8-K	000-55804	99.1	5/10/2018
10.10	Amendment to Lease Agreement		8-K	000-55804	99.2	5/10/2018
10.11†	Form of Pre-MeIndemnity Agreement		8-K	000-55804	10.8	5/2/2018
10.12	Common Stock Purchase Agreement dated April 17, 2017 between the Company and Mark Tompkins		10-12G	000-55804	10.1	6/27/2017
10.13	Common Stock Purchase Agreement dated April 17, 2017 between the Company and Ian Jacobs		10-12G	000-55804	10.2	6/27/2017
10.14	Form of Subscription Agreement for Pre-Funded Warrant.		8-K	000-55804	10.1	4/12/2018
14.1	Code of Ethics		10-KT	000-55804	14.1	8/17/2018
21.1	Subsidiaries of Amesite Inc.		10-KT	000-55804	21.1	8/17/2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350	X
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: September 16, 2020	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry, Ph.D.	Chief Executive Officer, President and Chairman of the Board	September 16, 2020
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

/s/ Richard D. DiBartolomeo	Chief Financial Officer	September 16, 2020
Richard D. DiBartolomeo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony M. Barkett	Director	September 16, 2020
Anthony M. Barkett

/s/ Barbie Brewer	Director	September 16, 2020
Barbie Brewer

/s/ Michael Losh	Director	September 16, 2020
Michael Losh

/s/ Richard T. Ogawa	Director	September 16, 2020
Richard T. Ogawa

/s/ Gilbert S. Omenn, M.D., Ph.D.	Director	September 16, 2020
Gilbert S. Omenn, M.D., Ph.D.